Form 10-K/A
period 2011-12-31
OICCO ACQUISITION I, INC.
filed 2012-09-14
CIK 1469284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

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

Common Stock, $0.001 par value
(Title of class)

          Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐   No ☒

          Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐  No ☒

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⁯  No X

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [x ]  No [ ]

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

ITEM 4.  MINE SAFTEY DISCLOSURES

None.

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

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND           RESULTS OF OPERATIONS.

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

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2011:

Name	Age	Position	Period of Service(1)

Joshua Sisk (1)	29	President, Secretary, Treasurer, and Director	July 2009 to Current

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

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

1.
Financial Statements. The following financial statements and the report of our independent registered public accounting firm, are filed herewith.

-	Report of Independent Registered Public Accounting Firm (Sam Kan & Company)

-	Balance Sheets at December 31, 2011 and 2010

-	Statements of Operations for the year ended December 31, 2011, inception July 24, 2009 to December 31, 2010 and inception July 24, 2009 to December 31, 2011.

-	Statements of Changes in Shareholders’ (Deficit) Equity for the period from inception July 24, 2009 to December 31, 2011

-	Statements of Cash Flows for the year ended December 31, 2011, inception July 24, 2009 to December 31, 2010 and inception July 24, 2009 to December 31, 2011.

-	Notes to Financial Statements

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
__________________

*Included herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OICco Acquisition I, Inc.

Date: September 14, 2012

By: /s/ Joshua Sisk
Joshua Sisk, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 14, 2012

By: /s/ Joshua Sisk
Joshua Sisk, President and Director
(Principal Executive Officer)

Date: September 14, 2012

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

 /s/ Sam Kan & Company
Sam Kan & Company

July 5, 2012
Alameda, California

OICCO ACQUISTION I, INC.
(A Development Stage Company)
Balance Sheets

	December 31,
	2011	2010
ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$8,505	$4,140
Related party payables	9,953	418
Total current liabilities	18,458	4,558

Stockholders' deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,000,000 issued and outstanding	400	400
Additional paid-in capital	5,508	5,508
Deficit accumulated during the development stage	(24,366)	(10,466)
Total stockholders' deficit	(18,458)	(4,558)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to financial statements.

OICCO ACQUISTION I, INC.
(A Development Stage Company)
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

See accompanying notes to financial statements.

OICCO ACQUISTION I, INC.
(A Development Stage Company)
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

See accompanying notes to financial statements.

OICCO ACQUISTION I, INC.
(A Development Stage Company)
Statements of Cash Flows

	Year ended December 31,		Period from July 24, 2009 (Inception) to December 31, 2011
	2011	2010
Cash flows from operating activities
Net loss	$(13,900)	$(4,558)	$(24,366)
Adjustments to reconcilie net loss to net cash used by operating activities
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

See accompanying notes to financial statements.

OICCO ACQUISITION I, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE INCEPTION PERIOD OF JULY 24, 2009
TO DECEMBER 31, 2011

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of significant accounting policies of OICco Acquisition I, Inc. (A Development Stage Company) (the Company) is presented to assist in understanding the Company’s financial statements. The accounting policies presented in these footnotes conform to accounting principles generally accepted in the United States of America and have been consistently applied in the preparation of the accompanying financial statements. These financial statements and notes are representations of the Company’s management who are responsible for their integrity and objectivity. The Company has not realized revenues from its planned principal business purpose and is considered to be in its development state in accordance with ASC 915, “Development Stage Entities”, formerly known as SFAS 7, “ Accounting and Reporting by Development State Enterprises.”

Organization, Nature of Business and Trade Name

OICco Acquisition I, Inc. (the Company) was incorporated in the State of Delaware on July 24, 2009. OICco Acquisition I, Inc. is a development stage company with the principal business objective of merging with or being acquired by another entity and is therefore a blank check company. The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

Basis of Presentation

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period. Actual results could differ from those estimates. Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company’s system of internal accounting control is designed to assure, among other items, that (1) recorded transactions are valid; (2) all valid transactions are recorded and (3) transactions are recorded in the period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the company for the respective periods being presented.

Property and Equipment

Property and equipment are carried at cost. Expenditures for maintenance and repairs are charged against operations. Renewals and betterments that materially extend the life of the assets are capitalized. When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income for the period.

Depreciation is computed for financial statement purposes on a straight-line basis over estimated useful lives of the related assets. The estimated useful lives of depreciable assets are:

Estimated
Useful Lives
Office Equipment	5-10 years
Copier	5-7 years
Vehicles	5-10 years

For federal income tax purposes, depreciation is computed under the modified accelerated cost recovery system. For audit purposes, depreciation is computed under the straight-line method.

The Company has been in the developmental stage since inception and has no operation to date. The Company currently does not have any property and equipment. The above accounting policies will be adopted upon the Company maintains property and equipment.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all short-term debt securities purchased with maturity of three months or less to be cash equivalents.

OICCO ACQUISITION I, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE INCEPTION PERIOD OF JULY 24, 2009
TO DECEMBER 31, 2011

Revenue and Cost Recognition

The Company has been in the developmental stage since inception and has no operations to date. The Company currently does not have a means for generating revenue. Revenue and Cost Recognition procedures will be implemented based on the type of properties required and sale contract specifications.

Advertising

Advertising expenses related to specific jobs are allocated and classified as costs of goods sold. Advertising expenses not related to specific jobs are recorded as general and administrative expenses. There was no advertising expense for the years ended December 31, 2010.

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on OICco Acquisition I, Inc.’s financial condition and results of operations during the period in which such changes occurred. Actual results could differ from those estimates. OICco Acquisition I, Inc.’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Capital Stock

The Company has authorized One Hundred Million (100,000,000) shares of common stock with a par value of $0.0001. Currently, Four Million shares of common stock have been issued.

Income Taxes

The Company recognizes the tax effects of transactions in the year in which such transactions enter into the determination of net income, regardless of when reported for tax purposes.

Recently Issued Accounting Pronouncements

In February 2010, the FASB issued guidance to remove the requirement for an entity that files financial statements with the SEC to disclose a date through which subsequent events have been evaluated. The adoption of this guidance during our current fiscal quarter did not have any impact on our Consolidated Financial Statements.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements.” This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. The Company is still assessing the impact on this guidance and does not believe the adoption of this guidance will have a material impact to its financial statements. Management does not believe that other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC have a material impact on the Company’s present or future financial statements.

OICCO ACQUISITION I, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE INCEPTION PERIOD OF JULY 24, 2009
TO DECEMBER 31, 2011

NOTE B – GOING CONCERN

Under the going concern assumption, an entity is ordinarily viewed as continuing in business for the foreseeable future with neither the intention nor the necessity of liquidation, ceasing trading, or seeking protection from creditors pursuant to laws or regulations. Accordingly, assets and liabilities are recorded on the basis that the entity will be able to realize its assets and discharge its liabilities in the normal course of business.

The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its planned business. Management has plans to seek additional capital through a public offering of its common stock. These conditions raise substantial doubt about the Company's ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

There can be no assurance that sufficient funds required during the next year or thereafter will be generated from operations or that funds will be available from external sources such as debt or equity financings or other potential sources. The lack of additional capital resulting from the inability to generate cash flow from the operations or to raise capital from external sources would force the Company to substantially curtail or cease operations and would, therefore, have a material adverse effect on its business. Furthermore, there can be no assurance that any such required funds, if available, will be available on attractive terms or that they will not have a significant dilutive effect on the Company's existing stockholders.

The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might necessary in the event the Company cannot continue in existence.

NOTE C – RELATED PARTY TRANSACTION

In 2010, the Company had an advance from a major shareholder who paid for the filing fee in the amount of $418 on behalf of OICco Acquisition I, Inc.

OICCO ACQUISITION I, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
FOR THE INCEPTION PERIOD OF JULY 24, 2009
TO DECEMBER 31, 2011

Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carry-forwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carry forwards may be limited as to use in the future.

NOTE D – SUBSEQUENT EVENTS

Management has reviewed material subsequent events in accordance with FASB ASC 855 “Subsequent Events”. No additional disclosure is required.