Form 10-Q
period 2012-03-31
OICCO ACQUISITION I, INC.
filed 2012-09-14
CIK 1469284

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

[ ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from   _______ to _______

Commission File No.  333-162084

OICco Acquisition I, Inc.
(Name of Registrant in its Charter)

Delaware	27-0625383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

4412 8th St. SW, Vero Beach, FL 32968
   (Address of principal executive offices)

  (772) 584-3308
  (Registrant’s telephone number, including area code)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[X  ] Yes [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     [ X ] Yes [ ] No

 APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2012 the registrant had 5,000,000 issued and outstanding shares of common stock.

OICCco Acquisition I, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2011 previously filed in a 10K with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended March 31, 2012 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2012.

OICCO ACQUISITION I, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
March 31, 2012

OICCO ACQUISITION I, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
March 31, 2012

OICCO ACQUISTION I, INC.
(A Development Stage Company)
Balance Sheets

	March 31, 2012	December 31, 2011

ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$17,090	$8,505
Related party payables	9,953	9,953
Total current liabilities	27,043	18,458

Stockholders' deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,000,000 issued and outstanding	400	400
Additional paid-in capital	5,508	5,508
Deficit accumulated during the development stage	(32,951)	(24,366)
Total stockholders' deficit	(27,043)	(18,458)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to financial statements.

OICCO ACQUISTION I, INC.
(A Development Stage Company)
Statements of Operations

	Three months ended March 31,		Period from July 24, 2009 (Inception) to March 31, 2012
	2012	2011
Revenue	$-	$-	$-

Operating expenses
Professional fees	8,585	3,275	27,643
General and administrative	-	-	5,308
Total operating expenses	8,585	3,275	32,951

Net loss	$(8,585)	$(3,275)	$(32,951)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	4,000,000	4,000,000

See accompanying notes to financial statements.

OICCO ACQUISTION I, INC.
(A Development Stage Company)
Statements of Cash Flows

	Three months ended March 31,		Period from July 24, 2009 (Inception) to March 31, 2012
	2012	2011
Cash flows from operating activities
Net loss	$(8,585)	$(3,275)	$(32,951)
Adjustments to reconcile net loss to net cash used by operating activities
Common stock issued for services	-	-	5,908
Changes in operating liabilities:
Accounts payable	8,585	(1,005)	17,090
Net cash used in operating activities	-	(4,280)	(9,953)

Cash flows from financing activities	-	-	-

Cash flows from financing activities
Proceeds from related party payables	-	4,280	9,953
Proceeds from sale of stock	-	-
Net cash provided by financing activities	-	4,280	9,953

Net change in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

 OICCO ACQUISITION I, INC.
Notes to Financial Statements
March 31, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  The results of operations for the periods ended March 31, 2011 and 2012 are not necessarily indicative of the operating results for the full years.

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

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 – RELATED PARTY LOANS

During the three months ended March 31, 2011, the Company received loans from related parties totaling $4,280 to fund operations. These loans are non interest bearing, due on demand and as such are included in current liabilities. Imputed interest has been considered but was determined to be immaterial to the financial statements when taken as a whole.

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of this filing and determined there are no events to disclose.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company is in its initial stages of development with no revenues or income and is subject to all the risks inherent in the creation of a new business.  Since the Company’s principal activities to date have been limited to organizational activities and prospect development, it has no record of any revenue-producing operations.  Consequently, there is no operating history upon which to base an assumption that the Company will be able to achieve its business plans.

Results of Operations

We have had no operating revenues since our inception on July 24, 2009 through March 31, 2012, and have incurred operating expenses in the amount of $32,951for the same period.    Our activities have been primarily financed from the proceeds of share subscriptions and loans.

For the three months ended March 31, 2012, general and administrative expenses were $0, compared to $0 for the three months ended March 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not Required

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer. Based on and as of the date of such evaluation, the aforementioned officers have concluded that the Company’s disclosure controls and procedures were not effective.

The Company also maintains a system of internal accounting controls that is designed to provide assurance that assets are safeguarded and that transactions are executed in accordance with management’s authorization and properly recorded. This system is continually reviewed and is augmented by written policies and procedures, the careful selection and training of qualified personnel and an internal audit program to monitor its effectiveness.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls as of the end of the period covered by the report and up to the filing date of this Quarterly Report on Form 10-Q. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken.  It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

We are not aware of any legal proceedings to which we are a party or of which our property is the subject. None of our directors, officers, affiliates, any owner of record or beneficially of more than 5% of our voting securities, or any associate of any such director, officer, affiliate or security holder are (i) a party adverse to us in any legal proceedings, or (ii) have a material interest adverse to us in any legal proceedings. We are not aware of any other legal proceedings that have been threatened against us.

Item.2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

 Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Removed and Reserved

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

The following exhibits are filed herewith:

Exhibit Number	Exhibit Description
31.1
Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2
Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OICco Acquisition, Inc.

Date: September 14, 2012	By: /s/ Joshua Sisk
President, CEO, and Director