Form 10-Q
period 2012-06-30
OICCO ACQUISITION I, INC.
filed 2012-09-14
CIK 1469284

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

[x]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

 APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 31, 2012 the registrant had 5,000,000 issued and outstanding shares of common stock.

OICCco Acquisition I, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2011 previously filed in a 10K with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended June 30, 2012 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2012.

OICCO ACQUISITION I, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
June 30, 2012

OICCO ACQUISITION I, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
June 30, 2012

OICCO ACQUISTION I, INC.
(A Development Stage Company)
Balance Sheets

	June 30, 2012	December 31, 2011

ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$17,090	$8,505
Related party payables	9,953	9,953
Total current liabilities	27,043	18,458

Stockholders' deficit
Common stock, $0.001 par value; 100,000,000 shares authorized; 4,000,000 issued and outstanding	400	400
Additional paid-in capital	5,508	5,508
Deficit accumulated during the development stage	(32,951)	(24,366)
Total stockholders' deficit	(27,043)

Total liabilities and stockholders' deficit	$-	$(8,585)

See accompanying notes to financial statements.

OICCO ACQUISTION I, INC.
(A Development Stage Company)
Statements of Operations

	Three months ended June 30,		Period from July 24, 2009 (Inception) to June 30, 2012
	2012	2011
Revenue	$-	$-	$-

Operating expenses
Professional fees	-	-	27,643
General and administrative	-	-	5,308
Total operating expenses	-	-	32,951

Net loss	$-	$-	$(32,951)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	4,000,000	4,000,000

See accompanying notes to financial statements.

OICCO ACQUISTION I, INC.
(A Development Stage Company)
Statements of Cash Flows

	Three months ended June 30,		Period from July 24, 2009 (Inception) to June 30, 2012
	2012	2011
Cash flows from operating activities
Net loss	$-	$-	$(32,951)
Adjustments to reconcilie net loss to net cash used by operating activities
Common stock issued for services	-	-	5,908
Changes in operating liabilities:
Accounts payable	-	-	17,090
Net cash used in operating activities	-	-	(9,953)

Cash flows from financing activities	-	-	-

Cash flows from financing activities
Proceeds from related party payables	-	-	9,953
Proceeds from sale of stock	-	-
Net cash provided by financing activities	-	-	9,953

Net change in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

OICCO ACQUISITION I, INC.
Notes to Financial Statements
June 30, 2012

NOTE 1 – CONDENSED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of June 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements. The results of operations for the periods ended June 30, 2011 and 2012 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – RELATED PARTY LOANS

During the three months ended June 30, 2011, the Company received loans from related parties totaling $4,280 to fund operations. These loans are non interest bearing, due on demand and as such are included in current liabilities. Imputed interest has been considered but was determined to be immaterial to the financial statements when taken as a whole.

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

Results of Operations

We have had no operating revenues since our inception on July 24, 2009 through June 30, 2012, and have incurred operating expenses in the amount of $32,951 for the same period.    Our activities have been primarily financed from the proceeds of share subscriptions and loans.

For the three months ended June 30, 2012, general and administrative expenses were $0, compared to $0 for the three months ended June 30, 2012.

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