Form 10-K/A
period 2011-12-31
OICCO ACQUISITION I, INC.
filed 2012-10-03
CIK 1469284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A2

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

          As of December 31, 2011, there was no trading market for the issuer’s common stock, $0.0001 par value.

          The number of shares outstanding of the issuer’s common stock, $0.0001 par value, as of December 31, 2011 was 5,000,000 shares.

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

Name of Beneficial Owner of Shares	Class	Shares	Percent of Class

Joshua Sisk	Common Stock	4,000,000	80.0%

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

Date: October 2, 2012

By: /s/ Joshua Sisk
Joshua Sisk, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 2, 2012

By: /s/ Joshua Sisk
Joshua Sisk, President and Director
(Principal Executive Officer)

Date: October 2, 2012

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses and has experienced negative cash flows from operations, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to those matters are also described in Note 3 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sam Kan & Company
Sam Kan & Company

July 5, 2012
Alameda, California

OICCO ACQUISTION I, INC.
(A Development Stage Company)
Balance Sheets

	December 31,
	2011	2010
ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$8,505	$4,140
Related party payables	9,953	418
Total current liabilities	18,458	4,558

Stockholders' deficit
Common stock, $0.0001 par value ; 100,000,000 shares authorized; 4,000,000 issued and outstanding	400	400
Additional paid-in capital	5,508	5,508
Deficit accumulated during the development stage	(24,366)	(10,466)
Total stockholders' deficit	(18,458)	(4,558)

Total liabilities and stockholders' deficit	$-	$-

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

OICCO ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and December 31, 2010

Note 1 - Nature and Continuance of Operations

Organization

OICco Acquisition I, Inc. (the Company) was incorporated under the laws of the State of Delaware on July 24, 2009 with the principal business objective of merging with or being acquired by another entity and is therefore a blank check company. The Company currently has limited operations and, in accordance with ASC 915 “Development Stage Entities,” is considered a Development Stage Company. The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

Note 2 - Summary of Significant Accounting Policies

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

Use of Estimates

The preparation of financial statements in accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. A change in managements’ estimates or assumptions could have a material impact on the Company’s financial condition and results of operations during the period in which such changes occurred.

Actual results could differ from those estimates. The Company’s financial statements reflect all adjustments that management believes are necessary for the fair presentation of their financial condition and results of operations for the periods presented.

Development Stage Company

The Company complies with FASB ASC Topic 915 and The Securities and Exchange Commission Act Guide 7 for its characterization of the Company as development stage.

OICCO ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and December 31, 2010
Note 2 - Summary of Significant Accounting Policies - cont'd

Revenue Recognition

Sales are recognized when revenue is realized or realizable and has been earned. The Company's policy is to recognize revenue when risk of loss and title to the product transfers to the customer. Net sales are comprised of gross revenues less expected returns, trade discounts and customer allowances, which include costs associated with off-invoice mark-downs and other price reductions, as well as trade promotions and coupons. These incentive costs are recognized at the later of the date on which the Company recognizes the related revenue or the date on which the Company offers the incentive. The Company has not recognized revenue since its inception.

Advertising and Promotion

The Company's expenses all advertising and promotion costs as incurred. We have incurred $0 of such expenses during the year ended December 31, 2011.

Research and Development

Research and development expenditures are expensed as incurred. We have incurred no such expenses during the year ended December 31, 2011.

Basic and diluted earnings per share

Basic earnings per share are based on the weighted-average number of shares of common stock outstanding. Diluted Earnings per share is based on the weighted-average number of shares of common stock outstanding adjusted for the effects of common stock that may be issued as a result of the following types of potentially dilutive instruments:

• Warrants,
• Employee stock options, and
• Other equity awards, which include long-term incentive awards.

The FASB ASC Topic 260, Earnings per Share, requires the Company to include additional shares in the computation of earnings per share, assuming dilution.

OICCO ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and December 31, 2010
Note 2 - Summary of Significant Accounting Policies - cont'd

Basic and diluted earnings per share (continued)

Diluted earnings per share are based on the assumption that all dilutive options were converted or exercised. Dilution is computed by applying the treasury stock method. Under this method, options are assumed to be exercised at the time of issuance, and as if funds obtained thereby were used to purchase common stock at the average market price during the period.

The Company has not issued warrants or entered into any agreements requiring the Company to do so at a future date. Therefore, dilutive and basic losses per common share are equal.

Concentrations, Risks, and Uncertainties

The Company did not have a concentration of business with suppliers or customers constituting greater than 10% of the Company’s gross sales during the periods presented.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with FASB ASC Topic 740. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce deferred tax assets to the amount that is believed more likely than not to be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon settlement.

Fair Value of Financial Instruments

The Company applies fair value accounting for all financial assets and liabilities and non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis. The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. When determining the fair value measurements for assets and liabilities, which are required to be recorded at fair value, the Company considers the principal or most advantageous market in which the Company would transact and the market-based risk measurements or assumptions that market participants would use in pricing the asset or liability, such as risks inherent in valuation techniques, transfer restrictions and credit risk. Fair value is estimated by applying the following hierarchy, which prioritizes the inputs used to measure fair value into three levels and bases the categorization within the hierarchy upon the lowest level of input that is available and significant to the fair value measurement:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Inputs that are generally unobservable and typically reflect management’s estimate of assumptions that market participants would use in pricing the asset or liability.

The Company’s valuation techniques used to measure the fair value of money market funds and certain marketable equity securities were derived from quoted prices in active markets for identical assets or liabilities. The valuation techniques used to measure the fair value of all other financial instruments, all of which have counterparties with high credit ratings, were valued based on quoted market prices or model driven valuations using significant inputs derived from or corroborated by observable market data.

In accordance with the fair value accounting requirements, companies may choose to measure eligible financial instruments and certain other items at fair value. The Company has not elected the fair value option for any eligible financial instruments.

OICCO ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and December 31, 2010

Note 2 - Summary of Significant Accounting Policies - cont'd

Stock Based Compensation

For purposes of determining the variables used in the calculation of stock compensation expense under the provisions of FASB ASC Topic 505, “Equity” and FASB ASC Topic 718, “Compensation — Stock Compensation,” we perform an analysis of current market data and historical company data to calculate an estimate of implied volatility, the expected term of the option and the expected forfeiture rate. With the exception of the expected forfeiture rate, which is not an input, we use these estimates as variables in the Black-Scholes option pricing model. Depending upon the number of stock options granted, any fluctuations in these calculations could have a material effect on the results presented in our statement of operations and other comprehensive income. In addition, any differences between estimated forfeitures and actual forfeitures could also have a material impact on our financial statements. The Company has not issued stock options since its inception.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162. With the issuance of SFAS 168, the FASB Accounting Standards Codification (“the Codification” or “ASC”) becomes the single source of authoritative U.S. accounting and reporting standards applicable for all nongovernmental entities, with the exception of guidance issued by the SEC. This change is effective for financial statements issued for interim or annual periods ending after September 15, 2009. The Codification does not modify existing GAAP nor any guidance issued by the SEC. Nonauthoritative accounting literature is excluded from the Codification. To improve usability, the Codification does include certain SEC guidance. GAAP accounting standards used to populate the Codification are superseded, with the exception of certain standards yet to be codified as of September 30, 2009, including SFAS 166 and 167 described subsequently.

The Company refers to FASB ASC 605-25 “Multiple Element Arrangements” in recognizing revenue from agreements with multiple deliverables. This statement provides principles for allocation of consideration among its multiple-elements, allowing more flexibility in identifying and accounting for separate deliverables under an arrangement. The EITF introduces an estimated selling price method for valuing the elements of a bundled arrangement if vendor-specific objective evidence or third-party evidence of selling price is not available, and significantly expands related disclosure requirements. This standard is effective on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Alternatively, adoption may be on a retrospective basis, and early application is permitted. The Company does not expect the adoption of this statement to have a material effect on its consolidated financial statements or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05, “Measuring Liabilities at Fair Value,” (“ASU 2009-05”). ASU 2009-05 provides guidance on measuring the fair value of liabilities and is effective for the first interim or annual reporting period beginning after its issuance. The Company’s adoption of ASU 2009-05 did not have an effect on its disclosure of the fair value of its liabilities.

On June 12, 2009 the FASB issued two statements that amended the guidance for off-balance-sheet accounting of financial instruments: SFAS No. 166 , “Accounting for Transfers of Financial Assets,” and SFAS No. 167 , “Amendments to FASB Interpretation No. 46(R).” SFAS No. 166   revises SFAS No. 140 , “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” and will require entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets, the FASB said. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the derecognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them.

OICCO ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and December 31, 2010

Note 2 - Summary of Significant Accounting Policies - cont'd

Recent Accounting Pronouncements – cont’d

SFAS No. 167 amends FASB Interpretation (FIN) No. 46(R), “Consolidation of Variable Interest Entities,” by altering how a company determines when an entity that is insufficiently capitalized or not controlled through voting should be consolidated, the FASB said. A company has to determine whether it should provide consolidated reporting of an entity based upon the entity's purpose and design and the parent company's ability to direct the entity's actions. SFAS Nos. 166 and 167 will be effective at the start of the first fiscal year beginning after November 15, 2009, which will mean January 2010 for companies that are on calendar years.

In January 2010, the FASB issued ASU 2010-06, “Fair Value Measurements and Disclosures (ASC 820): Improving Disclosures about Fair Value Measurements.” This update will require (1) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (2) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and require disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements for related to the purchases, sales, issuances and settlements in the roll forward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. Management was still assessing the impact on this guidance and does not believe the adoption of this guidance will have a material impact to its financial statements. Management does not believe that other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants or the SEC have a material impact on the Company’s present or future financial statements.

In April 2010, new accounting guidance was issued for the milestone method of revenue recognition. Under the new guidance, an entity can recognize revenue from consideration that is contingent upon achievement of a milestone in the period in which the milestone is achieved only if the milestone meets all criteria to be considered substantive. This guidance is effective prospectively for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. The adaptation did not have a material impact on the Company’s financial statements.

In May 2010, the FASB issued accounting guidance now codified as FASB ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. FASB ASC Topic 855 is effective for interim or fiscal periods ending after June 15, 2010. Accordingly, the Company adopted the provisions of FASB ASC Topic 855. The Company has evaluated subsequent events for the period from December 31, 2011 to the date of these financial statements’ filings with the Commission. Pursuant to the requirements of FASB ASC Topic 855, subsequent events are disclosed in Note 12.

Note 3 – Going Concern

The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company does not have significant cash or other current assets, nor does it have an established source of revenues sufficient to cover its operating costs and to allow it to continue as a going concern.

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

OICCO ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and December 31, 2010

Note 3 – Going Concern (cont’d)

The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the Business paragraph and eventually attain profitable operations. The accompanying financial statements do not include any adjustments that may be necessary if the Company is unable to continue as a going concern.

During the next year, the Company’s foreseeable cash requirements will relate to continual development of the operations of its business, maintaining its good standing and making the requisite filings with the Securities and Exchange Commission, and the payment of expenses associated with research and development. The Company may experience a cash shortfall and be required to raise additional capital.

Management may raise additional capital through future public or private offerings of the Company’s stock or through loans from private investors, although there can be no assurance that it will be able to obtain such financing. The Company’s failure to do so could have a material and adverse affect upon it and its shareholders.

Since inception, the Company has funded operations by the issuance of common shares in exchange for services. For the coming year, the Company plans to continue to fund the Company through debt and securities sales and issuances until the company generates enough revenues through the operations as stated above.

Note 4 – Payable and Related Party Transactions

There were advances of $9,953 and $418 from the officer at December 31, 2011 and 2010 respectively.  These unsecured advances are non-interest bearing and they are due on demand.

Note 5 - Stockholders' Equity

The total number of common shares authorized that may be issued by the Company is 100,000,000 shares with a par value of $0.0001 per share.

The Company issued 4,000,000 shares for total cash considerations of $5,908 during the period ending December 31, 2009.

From inception to December 31, 2011, Company has not granted any stock options.

OICCO ACQUISITION I, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
December 31, 2011 and December 31, 2010

Note 6 – Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. When it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit. We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the period ended December 31, 2011, or during the prior three years applicable under FASB ASC 740. We did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the consolidated balance sheet. All tax returns for the Company remain open.

The provision for income taxes differs from the amount computed by applying the statutory federal income tax rate to income before provision for income taxes. The sources and tax effects of the differences for the periods presented are as follows:

Income tax provision at the federal statutory rate	35%
Effect on operating losses	(35%)
-

Changes in the net deferred tax assets consist of the following:

2011
Net operating loss carry forward	$24,366
Valuation allowance	(24,366)
Net deferred tax asset	$-

A reconciliation of income taxes computed at the statutory rate is as follows:

	2011	Since Inception
Tax at statutory rate (35%)	$4,865	$8,528
Increase in valuation allowance	(4,865)	(8,528)
Net deferred tax asset	$-	$-

The net federal operating loss carry forward will expire in 2029 This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

Note 7 – Subsequent Events

The Company evaluated all events or transactions that occurred after December 31, 2011 through the date of this filing. The Company determined that it does not have any other subsequent event requiring recording or disclosure in the financial statements for the period ended December 31, 2011.

On October 14, 2011, OICco Acquisition I, Inc. (“OICco”) entered into an exchange agreement with Imperial Automotive Group, Inc. to exchange 40,000,000 shares of OICco in exchange for 100% of the issued and outstanding shares of Imperial Automotive Group, Inc. At the closing of the Exchange Agreement (which is contingent upon a 80% reconfirmation vote under Rule 419), Imperial Automotive Group, Inc. will become a wholly-owned subsidiary of OICco and OICco will acquire the business and operations of Imperial Automotive Group, Inc. The Exchange Agreement contains customary representations, warranties, and conditions. Gary Spaniak, Sr., and Gary Spaniak, Jr. will be appointed as directors of OICco Acquisition I, Inc.