Form 10-Q
period 2012-09-30
OICCO ACQUISITION I, INC.
filed 2013-08-13
CIK 1469284

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

      . TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission File No.  333-162084

OICco Acquisition I, Inc.

(Name of Registrant in its Charter)

Delaware	27-0625383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

4412 8th St. SW, Vero Beach, FL 32968

(Address of principal executive offices)

(772) 584-3308

(Registrant’s telephone number, including area code)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  X . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  X . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 6, 2013 the registrant had 5,000,000 issued and outstanding shares of common stock.

OICCco Acquisition I, Inc.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

The Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2011 previously filed in a 10-K with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the nine months ended September 30, 2012 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2012.

OICCO ACQUISITION I, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

September 30, 2012

Page(s)
Balance Sheets as of September 30, 2012 and December 31, 2011	5

Statements of Operations for the three and nine months ended September 30, 2012 and 2011 and the Period of July 24, 2009 (Inception) to September 30, 2012	6

Statements of Cash Flows for the nine months ended September 30, 2012 and 2011 and the Period of July 24, 2009 (Inception) to September 30, 2012	7

Notes to the Unaudited Financial Statements	8

OICCO ACQUISTION I, INC.
(A Development Stage Company)
Balance Sheets
(Unaudited)

	September 30, 2012	December 31, 2011

ASSETS
Total assets	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$20,450	$8,505
Related party payables	13,353	9,953
Total current liabilities	33,803	18,458

Stockholders' deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 4,000,000 issued and outstanding	400	400
Additional paid-in capital	5,508	5,508
Deficit accumulated during the development stage	(39,711)	(24,366)
Total stockholders' deficit	(33,803)	(18,458)

Total liabilities and stockholders' deficit	$-	$-

See accompanying notes to unaudited financial statements.

OICCO ACQUISTION I, INC.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,		Period from July 24, 2009 (Inception) to September 30,
	2012	2011	2012	2011	2012
Revenue	$-	$-	$-	$-	$-

Operating expenses
Professional fees	4,175	-	15,345	-	34,403
General and administrative	-	1,255	-	5,065	5,308
Total operating expenses	4,175	1,255	15,345	5,065	39,711

Net loss	$(4,175)	$(1,255)	$(15,345)	$(5,065)	$(39,711)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	4,000,000	4,000,000	4,000,000	4,000,000

See accompanying notes to unaudited financial statements.

OICCO ACQUISTION I, INC.
(A Development Stage Company)
Statements of Cash Flows (unaudited)
			Period from July 24, 2009 (Inception) to
	Nine months ended September 30,		September 30, 2012
	2012	2011
Cash flows from operating activities
Net loss	$(15,345)	$(5,065)	$(39,711)
Adjustments to reconcile net loss to net cash used by operating activities
Common stock issued for services	-	-	5,908
Changes in operating liabilities:
Accounts payable	11,945	5,065	20,450
Accounts Payable – Related Party	3,400	-	13,353
Net cash used in operating activities	-	-	-

Net change in cash	-	-	-
Cash at beginning of period	-	-	-
Cash at end of period	$-	$-	$-

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited financial statements.

OICCO ACQUISITION I, INC.

Notes to Financial Statements

September 30, 2012

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim financial statements of OICco Acquisition I, Inc. (“the Company)  have been prepared without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2012, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2011 audited financial statements.  The results of operations for the periods ended September 30, 2012 and 2011 are not necessarily indicative of the operating results for the full years.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared using generally accepted accounting principles in the United States of America applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

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

NOTE 3 – RELATED PARTY LOANS

During the nine months ended September 30, 2012, the Company received loans from related parties totaling $3,400 to fund operations. These loans are non interest bearing, due on demand and as such are included in current liabilities. As of September 30, 2012, $13,353 is due to related parties.

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

Critical Accounting Policy and Estimates

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  On an on-going basis, management evaluates its estimates and judgments.  Management bases its estimates and judgments on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Results of Operations

We have had no operating revenues since our inception on July 24, 2009 through September 30, 2012, and have incurred operating expenses in the amount of $39,711 for the same period.    Our activities have been primarily financed from the proceeds of share subscriptions and loans.

For the three months ended September 30, 2012, general and administrative expenses were $0, compared to $0 for the three months ended September 30, 2011.

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

OICco Acquisition, Inc.

Date: August 6, 2013	By: /s/ Miguel Dotres
President, CEO, and Director