Form 10-K
period 2012-12-31
OICCO ACQUISITION I, INC.
filed 2013-08-13
CIK 1469284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

For the year ended December 31, 2012, the issuer had no revenues.

As of December 31, 2012, there was no trading market for the issuer’s common stock, $.001 par value.

The number of shares outstanding of the issuer’s common stock, $.001 par value, as of December 31, 2012 was 5,000,000 shares.

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

SPECULATIVE NATURE OF OUR PROPOSED OPERATIONS RESULTS IN NO ASSURANCE OF SUCCESS. The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While we intends to seek business combinations with entities having established operating histories, there can be no assurance that we will be successful in locating candidates meeting such criteria. In the event we complete a business combination, of which there can be no assurance, the success of  our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

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

CONFLICTS OF INTEREST – MAY RESULT IN A LOSS OF BUSINESS. Our officer and director may in the future participate in other business ventures which compete directly with us. Additional conflicts of interest and non-arm’s length transactions may also arise in the future in the event our officer and directors is involved in the management of any firm with which we transact business. The Company's Board of Directors has adopted a resolution which prohibits us from completing a merger with, or acquisition of, any entity in which our management serve as officer, director or partner, or in which he or his family members own or hold any ownership interest. We are not aware of any circumstances under which this policy could be changed while current management is in control of the Company. Joshua Sisk our sole officer and director is as of the date of this report is not participating in any other blank check business ventures. The sole officer and director will have absolute control over all matters requiring stockholder approval. See "DIRECTORS, EXECUTIVE OFFICERS"

REPORTING REQUIREMENTS MAY DELAY OR PRECLUDE ACQUISITION. Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act"), requires companies subject thereto to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the 1934 Act are applicable.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As of December 31, 2012, there were no outstanding or unresolved staff comments on the company.

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

On July 10, 2012 our Board of Directors rescinded the Amendment to amend our Certificate of Incorporation to change our name to LIBERTY AUTOMOTIVE GROUP, INC. and to increase the authorized capital to two hundred million (200,000,000) shares of common stock of the par value of ($.0001) each, and fifty million (50,000,000) shares of Preferred Stock of the par value of ($.0001)

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. As of June 15, 2013 our Common Stock is not trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop.

(b) Holders. As of June 20, 2013, there were 38 record holders of all of our issued and outstanding shares of Common Stock.

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

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 202.

Off-Balance Sheet Arrangements

As of December 31, 2012, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 17, 2013, the Board of Directors of OICco Acquisition I, Inc.. (the "Company") terminated the engagement of Sam Kan & Company ("SKC") as the Company's independent registered accounting firm. This action effectively dismisses SKC as the Company's independent registered accounting firm for the fiscal year ending December 31, 2011.

On May17, 2013, the Company's Board of Directors appointed Malone Bailey LLP ("Malone Bailey") as the Company's new independent registered accounting firm. During the Company's two most recent fiscal years and through May 17, 2013, neither the Company nor anyone acting on the Company's behalf consulted Malone Bailey with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2012, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

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

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2012:

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

BACKGROUND OF DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Joshua Sisk, CEO, President, Secretary, CFO, Treasurer, Director, Chief Accounting Officer

Mr. Sisk is a para-educator for the Portland Oregon School District for the last 5 years. His responsibility is to work with special needs children. Children with emotional issues and those students in a fragile state due to trauma or abuse in their lives are the primary focus of his work. The students need a high level of attention in order to give them the support they require to overcome behavioral problems. This work is directly related to his chosen University major, psychology. In addition to attending college and working full time for the school district, Mr. Sisk works part time as a care giver in a group home setting for mentally deficient adults not able to care for them. Mr. Sisk is an accomplished artist, musician and composer. Mr. Sisk recently completed his training and is now certified as an Emergency Medical Technician and as a fireman. Mr. Sisk has no experience in identifying acquisition candidates for blank check companies. Mr. Sisk was employed by Jupiter Containers, Inc. during 2007 as its sole officer and director. Jupiter Containers, Inc. filed an SB-2 with the Securities and Exchange Commission which never went effective. Jupiter Containers, Inc.’s business plan was to design containers for Semi Trucks.

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

ITEM 11. EXECUTIVE COMPENSATION.

Joshua Sisk is our sole officer and director.  Mr. Sisk does not receive any regular compensation for his services rendered on our behalf. Mr. Sisk did not receive any compensation during the years ended December 31, 2012 and 2011.  No officer or director is required to make any specific amount or percentage of his business time available to us.   To date Mr. Sisk has spent a nominal amount of time providing services for the corporation and therefore no compensation is required.

Director Compensation

We do not currently pay any cash fees to our sole director, nor do we pay director’s expenses in attending board meetings.

Employment Agreements

We are not a party to any employment agreements.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of December 31, 2012 regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Name of Beneficial Owner of Shares	Class	Shares	Percent of Class

Joshua Sisk	Common Stock	4,000,000	80.0%

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of December 31, 2012 are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder.

We currently do not maintain any equity compensation plans.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

As of December 31, 2012, our Board of Directors consists solely of Joshua Sisk. He is not independent as such term is defined by a national securities exchange or an inter-dealer quotation system.

Various related party transactions are reported throughout the notes to our financial statements and should be considered incorporated by reference herein.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Malone Bailey, LLP  is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Malone Bailey, LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $5,500 in 2013. The aggregate  fees billed by Sam Kan & Co. for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $5,500 in 2012 and $5,500 for the 2011 fiscal year.

Audit-Related Fees

There were no fees billed by Sam Kan & Co. for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal years ended December 31, 2012 and 2011, respectively.

Tax Fees

The aggregate fees billed by Sam Kan & Co. for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended December 31, 2012 and 2011, respectively.

There were no fees billed by Sam Kan & Co. for other products and services for the fiscal years ended December 31, 2012 and 2011, respectively.

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

Date: August 6, 2013

By: /s/ Joshua Sisk
Joshua Sisk, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 6, 2013

By: /s/Joshua Sisk
Joshua Sisk, President and Director
(Principal Executive Officer)

Date: August 6, 2013

By: /s/ Joshua Sisk
Joshua Sisk, Chief Financial Officer
(Principal Financial and Accounting Officer)

OICCO ACQUISITION I, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2012 and 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

OICco Acquisition I, Inc. (a development stage company)

Vero Beach, Florida

We have audited the accompanying balance sheet of OICco Acquisition I, Inc. and its subsidiary (a development stage company), (collectively, the “Company") as of December 31, 2012, and the related statement of operations, changes in stockholders' deficit and cash flows for the year then ended and for the period from inception (July 24, 2009) through December 31, 2012.   These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the cumulative totals of the Company for the period from July 24, 2009 (date of incorporation) to December 31, 2011, which totals reflect a deficit of $24,366 accumulated during the development stage. Those cumulative totals were audited by other independent auditors, whose report, dated July 5, 2012, expressed an unqualified opinion on the cumulative amounts but included emphasis of a matter. Our opinion, insofar as it related to amounts included for that period is based on the report of the other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OICco Acquisition, Inc. and its subsidiary as of December 31, 2012, and the results of their operations and their cash flows for the year then ended and for the period from inception (July 24, 2009) through December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern, which contemplates continuity of business, realization of assets, and liquidation of liabilities in the ordinary course of business. As discussed in Note 2 to the financial statements, the Company has a working capital deficit and has incurred significant losses. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone Bailey, LLP

www.malonebailey.com

Houston, Texas

August 6, 2013

OICCO ACQUISTION I, INC.
(A Development Stage Company)
Balance Sheets

	December 31,
	2012	2011
ASSETS
Current assets
Cash	$1,505	$-
Total current assets	1,505	-

Total assets	$1,505	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$18,450	$8,505
Related party payables	15,567	9,953
Total current liabilities	34,017	18,458

Stockholders' deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 45,000,000 and 4,000,000 issued and outstanding at December 31, 2012 and 2011	4,500	400
Additional paid-in capital	25,408	5,508
Deficit accumulated during the development stage	(62,420)	(24,366)
Total stockholders' deficit	(32,512)	(18,458)

Total liabilities and stockholders' deficit	$1,505	$-

See accompanying notes to financial statements.

OICCO ACQUISTION I, INC.
(A Development Stage Company)
Statements of Operations

	Year ended December 31,		Period from July 24, 2009 (Inception) to December 31, 2012
	2012	2011
Revenue	$-	$-	$-

Operating expenses
Professional fees	28,559	9,500	47,617
General and administrative	9,495	4,400	14,803
Total operating expenses	38,054	13,900	62,420

Net loss	$(38,054)	$(13,900)	$(62,420)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	9,095,628	4,000,000

See accompanying notes to financial statements.

OICCO ACQUISTION I, INC.
(A Development Stage Company)
Statement of Changes in Stockholders' Deficit

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total
	Shares	Amount
Balance, July 24, 2009 (Inception)	-	$-	$-	$-	$-
Common stock issued for services	4,000,000	400	5,508	-	5,908
Net loss, period ended December 31, 2009	-	-	-	(5,908)	(5,908)
Balance, December 31, 2009	4,000,000	400	5,508	(5,908)	-

Net loss, year ended December 31, 2010	-	-	-	(4,558)	(4,558)
Balance, December 31, 2010	4,000,000	400	5,508	(10,466)	(4,558)

Net loss, year ended December 31, 2011	-	-	-	(13,900)	(13,900)
Balance, December 31, 2011	4,000,000	400	5,508	(24,366)	(18,458)

Shares issued for the Acquisition of Imperial Automotive	40,000,000	4,000	-	-	4,000
Common stock issued for cash	1,000,000	100	19,900	-	20,000
Net loss, year ended December 31, 2012	-	-	-	(38,054)	(38,054)
Balance, December 31, 2012	45,000,000	$4,500	$25,408	$(62,420)	$(32,512)

See accompanying notes to financial statements.

OICCO ACQUISTION I, INC.
(A Development Stage Company)
Statements of Cash Flows
			Period from July 24, 2009 (Inception) to
	Year ended December 31,		December 31, 2012
	2012	2011
Cash flows from operating activities
Net loss	$(38,054)	$(13,900)	$(62,420)
Adjustments to reconcile net loss to net cash used by operating activities
Common stock issued for services	-	-	5,908
Common stock issued for acquisition	4,000	-	4,000
Changes in operating liabilities:
Accounts payable	9,945	4,365	18,450
Accounts Payable – Related Party	5,614	9,535	15,567
Net cash used in operating activities	(18,495)	-	(18,495)

Cash flows from financing activities
Proceeds from sale of stock	20,000	-	20,000
Net cash provided by financing activities	20,000	-	20,000

Net change in cash	1,505	-	1,505
Cash at beginning of period	-	-	-
Cash at end of period	$1,505	$-	$1,505

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to financial statements.

OICCO ACQUISITION I, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012 and 2011

Note 1 - Nature of Business

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

The Company has elected a fiscal year end of December 31.

Note 2 - Going Concern

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock in order to implement its business plan, or merge with an operating company.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.  The officers and directors have committed to advancing certain operating costs of the Company.

Note 3 - Significant Accounting Policies

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash

All highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2012 or 2011.

Income taxes

The Company accounts for income taxes under ASC 740 "Income Taxes".  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Fair Value of Financial Instruments

The Company's financial instruments as defined by FASB ASC 825-10-50 include cash, trade accounts receivable, and accounts payable and accrued expenses.  All instruments are accounted for on a historical cost basis, which, due to the short maturity of these financial instruments, approximates fair value at December 31, 2012 and 2011.

OICCO ACQUISITION I, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012 and 2011

Note 3 - Significant Accounting Policies (continued)

Fair Value of Financial Instruments (continued)

FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2012 or 2011. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2012 or 2011.

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share.  Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity similar to fully diluted earnings per share.  Basic and diluted loss per share were the same, at the reporting dates, as there were no common stock equivalents outstanding.

Share Based Expenses

ASC 718 "Compensation - Stock Compensation" prescribes accounting and reporting standards for all stock-based payments award to employees, including employee stock options, restricted stock, employee stock purchase plans and stock appreciation rights. , may be classified as either equity or liabilities. The Company should determine if a present obligation to settle the share-based payment transaction in cash or other assets exists. A present obligation to settle in cash or other assets exists if: (a) the option to settle by issuing equity instruments lacks commercial substance or (b) the present obligation is implied because of an entity's past practices or stated policies. If a present obligation exists, the transaction should be recognized as a liability; otherwise, the transaction should be recognized as equity

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50 "Equity - Based Payments to Non-Employees". Measurement of share-based payment transactions with non-employees shall be based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction should be determined at the earlier of performance commitment date or performance completion date.

Recent Accounting Pronouncements

Recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC did not, or are not believed by management to, have a material impact on the Company’s present or future financial statements.

OICCO ACQUISITION I, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012 and 2011

Note 4 - Stockholders’ Equity

Common stock

The authorized common stock of the Company consists of 100,000,000 shares with a $0.0001 par value.

The Company issued 1,000,000 shares for total cash considerations of $20,000 during the year ended December 31, 2012.

In November 2012, the Company issued 40,000,000 common shares in relation to the acquisition of Imperial Automotive Group, Inc. The assets of Imperial Automotive Group, Inc. were determined to have no value as such the value of the shares of $4,000 was recorded as an expense.

Note 5 - Income Taxes

We did not provide any current or deferred U.S. federal income tax provision or benefit for any of the periods presented because we have experienced operating losses since inception. Under ACS 740 “Income Taxes,” when it is more likely than not that a tax asset cannot be realized through future income the Company must allow for this future tax benefit.  We provided a full valuation allowance on the net deferred tax asset, consisting of net operating loss carryforwards, because management has determined that it is more likely than not that we will not earn income sufficient to realize the deferred tax assets during the carryforward period.

The Company has not taken a tax position that, if challenged, would have a material effect on the financial statements for the years ended December 31, 2012 or 2011, applicable under ACS 740.  As a result of the adoption of ACS 740, we did not recognize any adjustment to the liability for uncertain tax position and therefore did not record any adjustment to the beginning balance of accumulated deficit on the balance sheet. As of December 31, 2012, the Company had a net operating loss carry forwards of approximately $62,420. In the prior year, December 31, 2011, the Company had a net operating loss carry forwards of approximately $24,366.

The component of the Company’s deferred tax asset as of December 31, 2012 and 2011 is as follows:

	December 31, 2012	December 31, 2011
Net operating loss carry forward	$21,847	$8,528
Valuation allowance	(21,847)	(8,528)
Net deferred tax asset	$-	$-

The Company did not pay any income taxes during the years ended December 31, 2012 or 2011.

The net federal operating loss carry forward will expire in 2029.  This carry forward may be limited upon the consummation of a business combination under IRC Section 381.

OICCO ACQUISITION I, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2012 and 2011

Note 6 - Related Party Transactions

The Company received advances from related parties totaling $15,567and $9,535 during the years ended December 31, 2012 and 2011 to fund operations. These loans are non interest bearing, due on demand and as such are included in current liabilities.

Note 7 – Subsequent Events

In July 2013, Imperial Automotive Group, Inc. returned the 40,000,000 common shares in relation to the share exchange agreement, and remains a subsidiary of the Company.