Form 10-Q
period 2013-03-31
OICCO ACQUISITION I, INC.
filed 2013-08-13
CIK 1469284

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

  X . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

OICCco Acquisition I, Inc.

PART I - FINANCIAL INFORMATION

Item 1.

Financial Statements

The Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2012 previously filed in a 10K with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended March 31, 2013 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2013.

OICCO ACQUISITION I, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2013

OICCO ACQUISITION I, INC.
(A Development Stage Company)
Balance Sheets
(unaudited)

	March 31, 2013	December 31, 2012

ASSETS
Current assets
Cash	$1,505	$1,505
Total current assets	1,505	1,505

Total assets	$1,505	$1,505

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$18,450	$18,450
Related party payables	15,567	15,567
Total current liabilities	34,017	34,017

Stockholders' deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 and issued and outstanding	4,500	4,500
Additional paid in capital	25,408	25,408
Deficit accumulated during the development stage	(64,420)	(64,420)
Total stockholders' deficit	(32,512)	(32,512)

Total liabilities and stockholders' deficit	$1,505	$1,505

See accompanying notes to unaudited financial statements.

OICCO ACQUISITION I, INC.
(A Development Stage Company)
Statements of Operations
(unaudited)
			Period from July 24, 2009 (Inception) to
	Three months ended March 31,		March 31, 2013
	2013	2012
Revenue	$-	$-	$-

Operating expenses
Professional fees	-	10,170	47,617
General and administrative	-	-	14,803
Total operating expenses	-	10,170	62,420

Net loss	$-	$(10,170)	$(64,420)

Basic and diluted loss per common share	$(0.00)	$(0.00)

Weighted average shares outstanding	45,000,000	4,000,000

See accompanying notes to unaudited financial statements.

OICCO ACQUISITION I, INC.
(A Development Stage Company)
Statements of Cash Flows (unaudited)
			Period from July 24, 2009 (Inception) to
	Three months ended March 31,		March 31, 2013
	2013	2012
Cash flows from operating activities
Net loss	$-	$(10,170)	$(62,420)
Adjustments to reconcile net loss to net cash used by operating activities
Common stock issued for services	-	-	5,908
Common stock issued for acquisition	-	-	4,000
Changes in operating liabilities:
Accounts payable	-	10,170	18,450
Accounts Payable – Related Party	-	-	15,567
Net cash used in operating activities	-	-	(18,495)

Cash flows from investing activities	-	-	-

Cash flows from financing activities

Proceeds from sale of stock	-	-	20,000
Net cash provided by financing activities	-	-	20,000

Net change in cash	-	-	1,505
Cash at beginning of period	1,505	-	-
Cash at end of period	$1,505	$-	$1,505

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for income taxes	$-	$-	$-

See accompanying notes to unaudited financial statements.

OICCO ACQUISITION I, INC.

Notes to Financial Statements

March 31, 2013

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim financial statements of OICco Acquisition I, Inc. (“the Company”) have been prepared without audit.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of March 31, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted.  It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements.  The results of operations for the periods ended March 31, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – RELATED PARTY LOANS

From inception on July 24, 2009 to March 31, 2013, the Company has received loans from a related party totaling $15,567 to fund operations. These loans are non interest bearing, due on demand and as such are included in current liabilities.

NOTE 4 – SUBSEQUENT EVENTS

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

Results of Operations

We have had no operating revenues since our inception on July 24, 2009 through March 31, 2013, and have incurred operating expenses in the amount of $62,420 for the same period.    Our activities have been primarily financed from the proceeds of share subscriptions and loans.

For the three months ended March 31, 2013, professional fees expenses were $0, compared to $10,170 for the three months ended March 31, 2012.

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