Form 10-Q/A
period 2012-09-30
OICCO ACQUISITION I, INC.
filed 2013-08-21
CIK 1469284

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

(954) 362-7598

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

TABLE OF CONTENTS

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

NOTE 4 – SUBSEQUENT EVENTS

 On November 15, 2012, the company closed an Acquisition Agreement with Imperial Automotive Group. At the closing of the Exchange Agreement Imperial Automotive Group, Inc. became a wholly-owned subsidiary of OICco and OICco acquired the business and operations of Imperial Automotive Group, Inc.

On January 14, 2013, Mr. Joshua G. Sisk tendered his resignation as President and member of the Board of Directors of the Company. The resignation was not related to any disagreement with the Company or its management.

On January 14, 2013, the Board of Directors approved the appointment of Miguel Dotres as President, Secretary, and Treasurer for the Company, and Mr. Dotres accepted said positions.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

OICco Acquisition I, Inc. (the "Company"), was incorporated on July 24, 2009 under the laws of the State of Delaware, to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.   On November 15, 2012, the company closed an Acquisition Agreement with Imperial Automotive Group. At the closing of the Exchange Agreement Imperial Automotive Group, Inc. became a wholly-owned subsidiary of OICco and OICco acquired the business and operations of Imperial Automotive Group, Inc.

In December 2012, the company’s subsidiary Imperial Automotive Group Inc. began to execute a new business plan wherein Imperial Automotive Group Inc. began operations as a marketer and distributor of automobiles, small buses, specialty vehicles, limousines and custom vehicles.

Imperial Automotive Group Inc. (‘IAG”) is a limousine and specialty vehicle manufacturing company.  IAG intends to utilize the expertise of various suppliers for superior engineering design, warranty support to its customers, rebates for chassis purchases and a source of marketing funds.  IAG’s design team also has a significant amount of experience in the creation and restoration of custom and classic automobiles.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.

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

Mine Safety Disclosures

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

Date: August 21, 2013

By:  /s/ Miguel Dotres

President, CEO, and Director