Form 10-K/A
period 2012-12-31
OICCO ACQUISITION I, INC.
filed 2013-08-21
CIK 1469284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Registrant’s telephone number, including area code: (954) 362-7598

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

THE COMPANY

Background

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

Overview

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

IAG is a Florida corporation with our executive offices and manufacturing facilities located in Springfield, Missouri.

STRATEGIC POSITION OF IAG

IAG’s management has extensive experience building custom automobiles which meet customer expectations.  The data from this history has given us an in-depth and transferable knowledge of the aftermarket up-fitter business for specialty vehicles.  The current economic environment should provide an opportunity to acquire diverse market up-fitters at historically low prices.

MISSION STATEMENT

Our mission statement is to create extraordinary shareholder value through innovative excellence in products and services delivered to our clients through our various relationships.  Our goal is to be the leader in the field of vehicle and powertrain customizing for a wide array of specialty vehicles that reflect or commitment to innovation and excellence.

OBJECTIVES

Our business plan objectives are as follows:

1. Consolidate the fragmented specialty vehicle industry;

2. Offer innovative products to individuals and commercial operators through internal product development;

3. Continuously enhance these innovative products through acquisitions of additional vehicle manufacturers and converters;

4. Explore additional forms of “alternative” energies including, but not limited to electric hybrid technology and liquid propane conversion;

5. Continuously enhance these innovative products through acquisitions of additional vehicle manufacturers and converters;

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

ITEM 1A. RISK FACTORS.

We may not be able to execute our business plan or stay in business without additional funding.

Our ability to successfully develop our technology and to eventually produce and sell our product to generate operating revenues depends on our ability to obtain the necessary financing to implement our business plan. We will require additional financing, through issuance of debt and/or equity, in order to establish profitable operations. Such financing, if required, may not be forthcoming. Even if additional financing is available, it may not be available on terms we find favorable. At this time, there are no anticipated sources of additional funds in place. Failure to secure the needed additional financing will have an adverse effect on our ability to remain in business.

To raise additional Capital to fund operations, we intend to issue additional shares of common stock which will dilute all shareholders.

We may require additional capital for the acquisition, replacement or repair of equipment, processes or technologies that are complementary to ours, or to fund our working capital and capital expenditure requirements. To date, we have relied on financing through the ongoing sale of our securities and loans. Our reliance on proceeds from our offerings and loans may not be adequate to fund our capital needs in the future and therefore, we may sell securities in the public or private equity markets if and when conditions are favorable and even if we do not have an immediate need for capital at that time. We may not be able to sell stock or raise additional capital that we may need on terms favorable to us, or at all. Raising funds by issuing our equity securities will dilute the ownership of our existing stockholders and may have a dilutive impact on your investment.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified members for our Board of Directors.

As a public company, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Sarbanes-Oxley Act. The requirements of these rules and regulations increase our legal, accounting and financial compliance costs, may make some activities more difficult, time-consuming and costly and may also place undue strain on our personnel, systems and resources.

Ongoing economic trends in the automobile industry may further limit demand for custom livery, fleet and specialty vehicle products which may adversely affect our distributors and our operations, and continue to make it more difficult or impossible to obtain capital or finance our operations.

The automotive aftermarket is impacted by the same general overall economic factors that are impacting the automobile industry in general. Economic and other factors include production fluctuations by domestic and foreign automobile manufacturers, credit availability, interest rates, fuel prices and consumer confidence which hurt companies that produces and markets custom livery, fleet and special vehicle products. Because we sell primarily to fleet operators and custom car users, our operations are dependent on the financial health of the automotive industry and general economy. Ongoing downturns in the automotive industry as a whole may have a material adverse impact on our operating results. Further, sustained weakness in general economic conditions and/or financial markets in the U.S. or globally could adversely affect our ability and our distributors' ability to raise capital on favorable terms to maintain operations. The inability to raise capital on favorable terms, particularly during times of uncertainty in the financial markets similar to that which is currently being experienced in the financial markets, could adversely impact our ability to sustain our businesses and would likely increase our capital costs.

Our ability to succeed depends on our ability to grow our business and achieve profitability.

We must continue to develop new and innovative ways to manufacture our products and expand distribution in order to maintain growth and achieve profitability. Our future growth and profitability will depend upon a number of factors, including, but not limited to:

•

Our ability to manage costs;

•

The increasing level of competition in the automotive aftermarket industry;

•

Our ability to continuously offer new or improved products and services;

•

Our ability to maintain efficient, timely and cost-effective production and delivery of our products;

•

Our ability to maintain sufficient production capacity for our products and services;

•

The efficiency and effectiveness of our sales and marketing efforts in building product and brand awareness;

•

Our ability to identify and respond successfully to emerging trends in the automotive, livery and custom car industry;

•

The level of consumer acceptance of our products and services, including use of alternative energies;

•

Regulatory compliance costs; and

•

General economic conditions and consumer confidence.

We may not be successful in executing our growth strategy, and even if we achieve targeted growth, we may not be able to sustain profitability. Failure to successfully execute any material part of our growth strategy would significantly impair our future growth and our ability to attract and sustain investments in our business.

Our revenue is generated on the basis of purchase orders from distributors and from a few OEM customers rather than long term purchase commitments that may adversely affect our margins if we lose one or more of these distributors or customers.

We sell our products through distributors and directly to customers, none of which account for more than 10% of our sales. Further, because our products are manufactured just in time and according to customer specifications, we are required to make separate demand forecast assumptions for every customer, each of which may introduce significant variability into our estimates and planning for production and procurement of raw materials. Because of our inability to rely on enforceable purchase contracts, and our limited visibility into future customer demand, actual revenue may be different from our forecasts, which could adversely affect our margins and ability to maintain profitability.

The high performance Automotive parts market is highly competitive with several large and numerous small competitors that may offer products similar to ours which could adversely affect our operations.

Our competitors range from small family owned and operated businesses to mid to large sized specialty manufacturers to large, independent domestic and international manufacturers that supply the types of products we manufacture and distribute. We can make no assurances that we will be able to effectively market our brand to customers or that our products, service standards and product pricing will appeal to customers. New competitors may have greater financial resources than us, have extensive distribution networks, and have economic advantages such as lower labor and benefit costs, lower taxes, and in some cases, governmental assistance. To remain competitive and to grow into a medium to large manufacturer, we intend to continue to anticipate technological advances by our competitors, look to form joint ventures and continue to maintain cutting edge equipment and processes that may lead us to develop new manufacturing techniques to make our products more efficiently and at competitive global prices. Our business may be adversely affected if we do not sustain our ability to meet customer and distributor requirements relative to technology, design, quality, delivery and cost or if we fail to acquire market share from our competitors. Further, to promote our brands, we may be required to increase our financial commitment to creating and maintaining brand awareness. We may not generate a corresponding increase in revenue to justify these costs.

FACTORS AFFECTING GROWTH FOR IMPERIAL

The limo industry in the United States has been, and will continue to be a consistent industry. Many municipalities require that limo`s be no older than 3 years therefore requiring the operator to change his vehicle. We do not have any special patents or trademarks, franchises or concessions. However we have located in the heart of the limo manufacturing industry - Springfield MO is where the entire Limo industry was started and where the finest craftsman are located. Presently the company employees 3 people, all others are on an “as needed basis” depending on demand.

Cash requirements

Our capital requirements will be based on the number of vehicles we have orders for. When we sell a car, we will get a deposit of approximately 20% and finance the balance with a local bank. We estimate that it will take 17 days to build a vehicle and the average selling price will be $70,000.

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

(c)

Dividend Policy.  We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

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

Overview

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

IAG is a Florida corporation with our executive offices and manufacturing facilities located in Springfield, Missouri.

STRATEGIC POSITION OF IAG

IAG’s management has extensive experience building custom automobiles which meet customer expectations.  The data from this history has given us an in-depth and transferable knowledge of the aftermarket up-fitter business for specialty vehicles.  The current economic environment should provide an opportunity to acquire diverse market up-fitters at historically low prices.

MISSION STATEMENT

Our mission statement is to create extraordinary shareholder value through innovative excellence in products and services delivered to our clients through our various relationships.  Our goal is to be the leader in the field of vehicle and powertrain customizing for a wide array of specialty vehicles that reflect or commitment to innovation and excellence.

OBJECTIVES

Our business plan objectives are as follows:

1.

Consolidate the fragmented specialty vehicle industry;

2.

Offer innovative products to individuals and commercial operators through internal product development;

3.

Continuously enhance these innovative products through acquisitions of additional vehicle manufacturers and converters;

4.

Explore additional forms of “alternative” energies including, but not limited to electric hybrid technology and liquid propane conversion;

5.

Continuously enhance these innovative products through acquisitions of additional vehicle manufacturers and converters;.

Commitments

We do not have any commitments which are required to be disclosed in tabular form as of December 31, 2012.

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

ITEM 9A. CONTROLS AND PROCEDURES.

(a)

Evaluation of Disclosure Controls and Procedures.   Our management, with the participation of our president and chief financial officer, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the president and chief financial officer concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our president and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

(b)

Management’s Report on Internal Control over Financial Reporting.  Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of  December 31, 2012, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.”

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

(c)

Changes in Internal Control over Financial Reporting.  There were no changes in our internal controls over financial reporting that occurred during the last fiscal quarter covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(2)Joshua Sisk has outside interests and obligations to other than OICco Acquisition I, Inc. He intends to spend approximately 10 to 30 hours per month on our business affairs.

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

Date: August 21, 2013

By: /s/ Miguel Dotres
Miguel Dotres, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: August 21, 2013

By: /s/ Miguel Dotres
Miguel Dotres, President and Director
(Principal Executive Officer)

Date: August 21, 2013

By: /s/ Miguel Dotres
Miguel Dotres, Chief Financial Officer
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

www.malonebailey.com

Houston, Texas

August 6, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

OICco Acquisition I, Inc.

(A Development Stage Company)

Vero Beach, Florida

We have audited the accompanying balance sheet of OICco Acquisition I, Inc. as of December 31, 2011 and December 31, 2010, and the related statements of operations, stockholders' equity (deficit), and cash flows for the years then ended, and for the period from inception on July 24, 2009 to December 31, 2011. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of OICco Acquisition I, Inc. (A Development Stage Company) as of December 31, 2011 and 2010 , and the results of their operations and their cash flows for the years then ended, and for the period from inception on July 24, 2009 to December 31, 2011 and 2010  were in conformity with U.S. generally accepted accounting principles.

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

Note 7 – Subsequent Events

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