Form 10-Q/A
period 2013-03-31
OICCO ACQUISITION I, INC.
filed 2013-08-21
CIK 1469284

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A

(Amendment No. 1)

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

OICco Acquisition I, Inc.

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

Management continues to evaluate other potential acquisition candidates as it has become increasingly concerned about the commercial viability of IAG’s business plan.

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