Form 10-Q/A
period 2013-06-30
OICCO ACQUISITION I, INC.
filed 2013-08-21
CIK 1469284

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q /A

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

On May 29th 2013, the company entered into a share exchange agreement and plan of reorganization with Champion Pain Care Corp.

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

On May 29th 2013, the company entered into a Share Exchange Agreement and Plan of Reorganization with Champion Pain Care Corp. (“CPCC”). The Exchange Agreement contains customary representations, warranties, and conditions. In the Share Exchange Agreement, 31.5 Million shares of the company will be exchanged for all of the shares of CPCC so that CPCC becomes a wholly owned subsidiary of the company.

CPCC, located at 48 Wall Street, 10th Floor, New York, NY 10005, is incorporated in Nevada and is a wholly-owned subsidiary of Champion Care Corp. (“Champion”), a Canadian company registered in the Province of Ontario. CPCC has the rights to market and implement the proprietary Champion Pain Care Protocol (“the Protocol”), developed by Champion, in specialized pain management practices across the US.

The Protocol is a new, proprietary medical approach for the treatment and management of chronic pain, a debilitating condition which inhibits normal pain messaging to the brain. If the pain lasts for an extended period, generally 8 weeks, it causes the brain to limit the manufacturing and the release of natural pain killers (“NPK’s”) such as endorphins, serotonin and dynorphin. Existing medical interventions generally treat symptoms by masking pain with powerful drugs such as Oxycodone, Vicodin and Morphine which prevent the restoration of normal brain chemistry. The Protocol reactivates the production and release of NPK’s by restoring normal brain chemistry through accurate testing and diagnosis, irritant identification, inflammation reduction, behavioural changes and carefully planned use and control of existing medications. The Protocol often results in significant decreases and, in some case, elimination of prescription medications, provides better relief from chronic pain, reduces long term disabilities and costs, delivers successful management of chronic pain and provides better efficacy than existing medical options. Many patients experience improvements in their quality of life and a return to better activity levels. Reduction of chronic pain delivers financial relief to funding agencies by removing the burden of life-long support for many of their clients and to patients through improvements to their quality of life.

CPCC is now introducing the Protocol to clinics which specialize in pain management and are seeking improved care for their patients to augment or replace their standard treatments. CPCC is currently seeking licensing, joint venture or acquisition agreements with such clinics. Once the Protocol is established at a clinic, the doctors can treat their patients by assessing their needs and directing other personnel, such as counselors, massage therapists, nurse practitioners and dieticians, to provide the individualized, comprehensive care that is needed. Pharmacies will also be established at selected clinics so that patients can purchase the prescription medications that are still needed.

CPCC has identified approximately 1,500 private medical practices in the US that provide pain management services to their patients. It is the intention of CPCC to deliver the Protocol through qualified clinics in the US and to secure accreditation for the Protocol at each clinic through CARF International (“CARF”), an organization that provides accreditation for Medical Rehabilitation, including pain management therapies. CARF accreditation ensures that standardized service will be provided in all clinics that adopt the Protocol. At the time of this report, CPCC has entered into four acquisition agreements with clinics in Arizona, California and Florida and three other agreements are in progress with clinics in Delaware, Nevada and Ohio.

More information on CPCC can be seen at www.championpaincare.com.

As a result of the agreement established with CPCC, the company has decided to no longer pursue the the business opportunity presented by AIC.

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

For the three months ended June 30, 2013, professional fees expenses were $3,020, compared to $1,000 for the three months ended June 30, 2012.

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