Form 10-K/A
period 2011-12-31
OICCO ACQUISITION I, INC.
filed 2013-09-17
CIK 1469284

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A3
(Amendment No. 3)

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⁯  No ☒

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

          Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

          Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

          For the year ended December 31,  2011, the issuer had no revenues.

          As of December 31, 2011, there was no trading market for the issuer’s common stock, $0.0001 par value.

          The number of shares outstanding of the issuer’s common stock, $0.0001 par value, as of December 31, 2011 was 5,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

EXPLANATORY NOTE

The sole purpose of this amendment to OICCO ACQUISITION I, INC., Yearly Report on Form 10-K/A2 (the “Form 10-K/A2”) for the period ended 12/31/2011, as filed with the Securities and Exchange Commission on 10/03/2012, is to furnish Exhibit 101 to the Form 10-K/A2 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-K/A2 formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K/A2. This Amendment No. 3 to the Form 10-K/A2 does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K/A2.

2

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this Report:

Exhibit Number	Description of Exhibit

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OICco Acquisition I, Inc.

Date: September 16, 2013

By: /s/ Joshua Sisk
Joshua Sisk, President

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: September 16, 2013

By: /s/ Joshua Sisk
Joshua Sisk, President and Director
(Principal Executive Officer)

Date: September 16, 2013

By: /s/ Joshua Sisk
Joshua Sisk, Chief Financial Officer
(Principal Financial and Accounting Officer)