Form 10-Q/A
period 2012-03-31
OICCO ACQUISITION I, INC.
filed 2013-09-17
CIK 1469284

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q/A1
(Amendment No. 1)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

☐        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☒ Yes ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     ☒ Yes ☐ No

 APPLICABLE ONLY TO CORPORATE ISSUERS:

As of June 30, 2012 the registrant had 5,000,000 issued and outstanding shares of common stock.

EXPLANATORY NOTE

The sole purpose of this amendment to OICCO ACQUISITION I, INC., Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended 03/31/2012, as filed with the Securities and Exchange Commission on 09/14/2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.    Exhibits

The following exhibits are filed herewith:

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

OICco Acquisition, Inc.

Date: September 16, 2013	By: /s/ Joshua Sisk
President, CEO, and Director