Form 10-Q/A
period 2012-06-30
OICCO ACQUISITION I, INC.
filed 2013-09-17
CIK 1469284

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
Yes ☒ No ☐

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

EXPLANATORY NOTE

The sole purpose of this amendment to OICCO ACQUISITION I, INC., Quarterly Report on Form 10-Q (the “Form 10-Q”) for the period ended 06/30/2012, as filed with the Securities and Exchange Commission on 09/14/2012, is to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Item 6.    Exhibits

The following exhibits are filed herewith:

Exhibit No.	Description of Exhibit

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OICco Acquisition, Inc.

Date: September 16, 2013	By: /s/ Joshua Sisk
President, CEO, and Director