Form 10-K/A
period 2012-12-31
OICCO ACQUISITION I, INC.
filed 2013-09-17
CIK 1469284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A2

(Amendment No. 2)

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

Common Stock, $0.001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes  ☐  No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes  ☐  No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.       .

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

DOCUMENTS INCORPORATED BY REFERENCE

NONE.

EXPLANATORY NOTE

The sole purpose of this amendment to OICCO ACQUISITION I, INC., Yearly Report on Form 10-K/A1 (the “Form 10-K/A1”) for the period ended 12/31/2012, as filed with the Securities and Exchange Commission on 08/21/2013, is to furnish Exhibit 101 to the 10-K/A1 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the 10-K/A1 formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K/A1. This Amendment No. 2 to the Form 10-K/A1 does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K/A1.

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