Form 10-Q/A
period 2013-03-31
OICCO ACQUISITION I, INC.
filed 2013-09-17
CIK 1469284

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q/A2

(Amendment No. 2)

  ☒ . QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

☐. TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer	☐	.	Accelerated filer	☐
Non-accelerated filer	☐	.(Do not check if a smaller reporting company)	Smaller reporting company	☒ .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  . No      .

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 6, 2013 the registrant had 5,000,000 issued and outstanding shares of common stock.

EXPLANATORY NOTE

The sole purpose of this amendment to OICCO ACQUISITION I, INC., Quarterly Report on Form 10-Q/A1 (the “Form 10-Q/A1”) for the period ended 03/31/2013, as filed with the Securities and Exchange Commission on 08/21/2013, is to furnish Exhibit 101 to the Form 10-Q/A1 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q/A1 formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q/A1. This Amendment No. 2 to the Form 10-Q/A1 does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q/A1.

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