Form 10-Q/A
period 2013-06-30
OICCO ACQUISITION I, INC.
filed 2013-09-17
CIK 1469284

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q /A2
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

Large accelerated filer	☐	.	Accelerated filer	☐☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒ .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☒ . No   ☐   .

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 6, 2013 the registrant had 5,000,000 issued and outstanding shares of common stock.

EXPLANATORY NOTE

The sole purpose of this amendment to OICCO ACQUISITION I, INC., Quarterly Report on Form 10-Q/A1 (the “Form 10-Q/A1”) for the period ended 06/30/2013, as filed with the Securities and Exchange Commission on 08/21/2013, is to furnish Exhibit 101 to the Form 10-Q/A1 in accordance with Rule 405 of Regulation S-T. Exhibit 101 provides the financial statements and related notes from the Form 10-Q/A1 formatted in XBRL (eXtensible Business Reporting Language).

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