Form 10-Q
period 2013-09-30
OICCO ACQUISITION I, INC.
filed 2013-11-14
CIK 1469284

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

☐          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from   _______ to _______

Commission File No.  333-162084

OICco Acquisition I, Inc.
(Name of Registrant in its Charter)

Delaware	27-0625383
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer I.D. No.)

48 Wall Street, 10th Floor, New York, NY 10005
   (Address of principal executive offices)

  1-877-966-0311
  (Registrant’s telephone number, including area code)

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐
Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒ Yes ☐No

 APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 13, 2013 the registrant had 45,000,000 issued and outstanding shares of common stock.

OICco Acquisition I, Inc.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements

The Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the year ended December 31, 2012 previously filed in a 10K with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the nine months ended September 30, 2013 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2013.

OICCO ACQUISITION I, INC.
(A Development Stage Company)

FINANCIAL STATEMENTS
September 30, 2013

INDEX

Page(s)
Balance Sheets as of September 30, 2013 and December 31, 2012	5

Statements of Operations for the three and nine months ended September 30, 2013 and 2012 and the Period from July 24, 2009 (Inception) to September 30, 2013	6

Statements of Cash Flows for the nine months ended September 30, 2013 and 2012 and the Period from July 24, 2009 (Inception) to September 30, 2013	7

Notes to the Unaudited Financial Statements	8

OICCO ACQUISITION I, INC.
(A Development Stage Company)
Balance Sheets
(unaudited)

	September 30, 2013	December 31, 2012

ASSETS
Current assets
Cash	$1,505	$1,505
Total current assets	1,505	1,505

Total assets	$1,505	$1,505

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$21,070	$18,450
Related party payables	15,967	15,567
Total current liabilities	37,037	34,017

Stockholders' deficit
Common stock, $0.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	4,500
Additional paid in capital	29,408	25,408
Deficit accumulated during the development stage	(65,440)	(62,420)
Total stockholders' deficit	(35,532)	(32,512)

Total liabilities and stockholders' deficit	$1,505	$1,505

See accompanying notes to unaudited financial statements.

OICCO ACQUISITION I, INC. (A Development Stage Company) Statements of Operations (Unaudited)

					Period from July 24,
	Three months ended September 30,		Nine months ended September 30,		2009 (Inception) to
	2013	2012	2013	2012	September 30, 2013
Revenue	$—	$—	$—	$—	$—

Operating expenses
Professional fees	—	4,175	3,020	15,345	50,637
General and administrative	—	—	—	—	14,803
Total operating expenses	—	4,175	3,020	15,345	65,440

Net Income (loss)	$—	$(4,175)	$(3,020)	$(15,345)	$(65,440)

Basic and diluted loss per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding	32,985,348	4,000,000	32,985,348	4,000,000

See accompanying notes to unaudited financial statements.

OICCO ACQUISITION I, INC.
(A Development Stage Company)
Statements of Cash Flows (unaudited)

	Nine months ended September 30,		Period from July 24, 2009 (Inception) to September 30, 2013
	2013	2012
Cash flows from operating activities
Net loss	$(3,020)	$(15,345)	$(65,440)
Adjustments to reconcile net loss to net cash used by operating activities
Common stock issued for services	—	—	5,908
Common stock issued for acquisition	—	—	4,000
Changes in operating liabilities:
Accounts payable	2,620	11,945	21,070
Accounts Payable - Related Party	400	3,400	15,967
Net cash used in operating activities	—	—	(18,495)

Cash flows from investing activities	—	—	—

Cash flows from financing activities

Proceeds from sale of stock	—	—	20,000
Net cash provided by financing activities	—	—	20,000

Net change in cash	—	—	1,505
Cash at beginning of period	1,505	—	—
Cash at end of period	$1,505	$—	$1,505

Noncash investing and financing activities
Cancellation of shares issued for acquisition of Imperial	(4,000)	—	(4,000)

Supplemental cash flow information
Cash paid for interest	$—	$—	$—
Cash paid for income taxes	$—	$—	$—

See accompanying notes to unaudited financial statements.

OICCO ACQUISITION I, INC.
Notes to Unaudited Financial Statements
September 30, 2013

NOTE 1 – BASIS OF PRESENTATION

The accompanying interim financial statements of OICco Acquisition I, Inc (“the Company”) have been prepared without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows as of September 30, 2013, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s December 31, 2012 audited financial statements. The results of operations for the periods ended September 30, 2013 and 2012 are not necessarily indicative of the operating results for the full years.

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

NOTE 3 – RELATED PARTY LOANS

From inception on July 24, 2009 to September 30, 2013, a related party has paid $15,967 in operating expenses on behalf of the Company, including $400 during the nine months ended September 30, 2013. These amounts are non interest bearing, due on demand and as such are included in current liabilities.

NOTE 4 – EQUITY

On July 11, 2013, Imperial Automotive Group returned 40,000,000 shares to the Company which were originally issued for the acquisition in 2011.

NOTE 5 – SUBSEQUENT EVENTS

On October 23, 2013, the Company closed its acquisition agreement with Champion Pain Care Corp. and issued 31.5 million shares of its common stock to Champion Care Corp of Toronto, Canada as disclosed in the Company's current report on Form 8K filed on October 23, 2013.

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

On May 29th 2013, the company entered into a Share Exchange Agreement and Plan of Reorganization with Champion Pain Care Corp. (“CPCC”). The Exchange Agreement contains customary representations, warranties, and conditions. Under the terms of the Share Exchange Agreement, 31.5 Million shares of the company were exchanged for all of the shares of CPCC so that CPCC became a wholly owned subsidiary of the company. Additional details regarding the Share Exchange Agreement and business of CPCC were disclosed on the Company's Form 8K filed on October 23, 2013.

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

As a result of the agreement established with CPCC, the company has decided to no longer pursue the business opportunity presented by AIC.

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

Results of Operations

We have had no operating revenues since our inception on July 24, 2009 through September 30, 2013, and have incurred operating expenses in the amount of $65,440 for the same period.    Our activities have been primarily financed from the proceeds of share subscriptions and loans.

For the three months ended September 30, 2013, professional fees expenses were $0, compared to $4,175 for the three months ended September 30, 2012.

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

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the Company’s Chief Executive Officer Terrance Owen. Based on and as of the date of such evaluation, our CEO has concluded that the Company’s disclosure controls and procedures were not effective.

The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as the Company had only one officer; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; and (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy. Our PEO/PFO plans to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy once funds are available; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

We may become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may have an adverse effect on our business, financial conditions or operating results. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

Item.2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6.    Exhibits

The following exhibits are filed herewith:

Exhibit Number	Exhibit Description
31.2
Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

OICco Acquisition, Inc.

Date: November 13, 2013	By:	/s/ Terrance Owen
Chief Executive Officer and Director