Form 10-K
period 2013-12-31
OICCO ACQUISITION I, INC.
filed 2014-04-15
CIK 1469284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

Commission file number: 333-162084

OICco Acquisition I, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0625383
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

48 Wall Street New York, NY 10005
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 775-546-0311

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes ☐    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐ .	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

From January 31, 2013 (date of inception) through December 31, 2013, the issuer had no revenues.

As of December 31, 2013, there was no trading market for the issuer’s common stock, $0.0001 par value.

The number of shares outstanding of the issuer’s common stock, $0.0001 par value, as of April 15, 2014 was 45,000,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE

OICco Acquisition I, Inc.

Form 10-K Annual Report

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to “we,” “us,” “our,” or “the Company” refer to OICco Acquisition I, Inc. whose corporate name will be changed to Champion Pain Care Corp. (“Champion”).

PART I

This report may contain forward-looking statements within the meaning of Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management and involve risks and uncertainties. Forward-looking statements include statements regarding our plans, strategies, objectives, expectations and intentions, which are subject to change at any time at our discretion. Forward-looking statements include our assessment, from time to time of our competitive position, the industry environment, potential growth opportunities and the effects of regulation. Forward-looking statements include all statements that are not historical facts and can be identified by terms such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “hopes,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions.

Forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. We discuss many of these risks in greater detail in “Risk Factors.” Given these uncertainties, you should not place undue reliance on these forward-looking statements. Also, forward-looking statements represent our management’s beliefs and assumptions only as of the date of this report. You should read this report and the documents that we reference in this report and have filed as exhibits to the report completely and with the understanding that our actual future results may be materially different from what we expect. Except as required by law, we assume no obligation to update these forward-looking statements publicly, or to update the reasons actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

ITEM I. BUSINESS

Our History

We were incorporated as OICco Acquisition I, Inc. on July 24, 2009, under the laws of the State of Delaware, as a special purpose acquisition company. On November 15, 2012, we closed on the acquisition of Imperial Automotive Group (“IAG”), a limousine and specialty vehicle manufacturing company incorporated under laws of the state of Florida in exchange for 40,000,000 shares of our common stock (the “IAG Shares”). IAG was a limousine and specialty vehicle manufacturing company with experience in the creation and restoration of custom and classic automobiles. In December, 2012, IAG changed its business plan to begin operations as a marketer and distributor of automobiles, small buses, specialty vehicles, limousines and custom vehicles. In July, 2013, we decided to abandon IAG’s business and negotiated the return of the IAG Shares which were subsequently cancelled. IAG remains a non-operational subsidiary of the Company.

On May 29th 2013, we entered into a Share Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) with Champion Pain Care Corp. (“CPCC”), a Nevada corporation. On October 18, 2013 and pursuant to the terms of the Exchange Agreement, 31,500,000 shares of our $0.0001 par value common stock (the “Common Stock”) were issued to Champion Care Corp., a Canadian corporation (“Champion Toronto”), in exchange for all of the issued and outstanding shares of common stock of CPCC owned by Champion Toronto. Upon completion of the foregoing transactions, CPCC became our wholly-owned subsidiary. It is our intention to change the name of our company to Champion Pain Care Corp.

Our Company

We are a pain management company that has licensed the rights in the United States to a proprietary pain management protocol, the Champion Pain Care Protocol (the “Protocol”), from our principal shareholder, Champion Toronto. We intend to acquire private medical clinics throughout the United States that specialize in the treatment and management of chronic pain and add the Protocol to the treatments already provided by acquired clinics.

Our Industry

It is estimated that 1.5 billion people are affected by chronic pain globally (Anon., 2011a; Anon. 2012) including from 100 Million (Anon., 2011b) to 116 Million Americans (Bisbee et al. 2011) making it the number one reason patients seek medical care (Anon. 2011). Bisbee et al. (2011) provide a review of literature that quantifies the magnitude of the costs that are attributed to chronic pain in the United States and describes the following examples:

●	The annual cost of chronic pain in the United States, including direct medical costs, lost income, and lost productivity, is estimated to be $635 billion. In comparison, the estimated annual costs in 2010 dollars of heart disease, cancer and diabetes was $309, $243 and $188 billion, respectively.
●	Total estimated medical costs associated with back and neck pain, two of the commonest types of chronic pain, increased by 65% between 1997 and 2005, to about $86 billion a year.
●	The estimated annual direct medical cost of low back pain alone is $30 billion. The impact of back pain is $100-200 billion in decreased wages and lost productivity.
●	Patients with chronic pain have more hospital admissions, longer hospital stays, and unnecessary trips to the emergency department.

Other studies, including private sector market and corporate reports, have quantified the direct costs of chronic pain as described below.

●	The U.S. market for pain-management therapeutics is estimated to grow to $60 billion by 2015 (Anon., 2011a). This market consists of prescription and OTC medications, patient-controlled dosing, implants, and electrical stimulation.
●	In 2011, the market for pain medications totaled $20 billion in the U.S. (Anon., 2013a). In 2010, opioid analgesics accounted for approximately $8.3 billion of those sales which included $3.1 billion for the market leader, Oxycontin® (Anon., 2011c).

Even though there is information available on the overall market size for pain treatment and management and for pain medications in the United States, there is little information available on our targeted market, private clinics that specialize in pain management. To gain a better understanding regarding private pain management practices we did our own market research.

Our market research

In August 2012, we identified 285 cities in the U.S. with populations greater than 100,000 as of July, 2011 on Wikipedia (http://en.wikipedia.org/wiki/List_of_United_States_cities_by_population). That information has now been updated with estimates of population for 2013. Now, with a tie, 290 cities meet that test.

We used the search engine provided for the SummaCare Medicare Advantage plans to estimate the number of doctors and private clinics specializing in pain medicine that were registered with this agency in each of the 285 cities with populations of 100,000 or more.

In all cities, we counted the number of doctors located at each address and, were able to identify those doctors practicing at public institutions and eliminate them from the estimate of doctors practicing in private clinics By doing so, we estimated that, in August, 2102, Boston had 5 private clinics employing 11 doctors specializing in pain medicine. From this investigation, we estimated that in August 2012 there were 1,339 clinics and 2,022 doctors specializing in pain medicine in the United States that were registered with the SummaCare Medicare Advantage Multiplan.

We also conducted a random check to see if another insurance provider had these same clinics registered in the selected cities and, in most cases, we determined, that most clinics were registered with more than one agency. In other cases, clinics registered with SummaCare did not appear to be registered with the other agency that was used for the cross check.

Based on this investigation, we assumed that there could be 1,500 private clinics with 2,500 doctors specializing in pain medicine in the United States since there is not a complete overlap of doctors registered with the various agencies such as Summacare. Also, we did not consider any centers with fewer than 100,000 people. These factors likely explain why an independent study estimated that there are 6,801 doctors specializing in pain management in the United States (Anon., 2013b) since that estimate would have included doctors in smaller centres and in pubic institutions.

As part of our due diligence on acquisition targets, we have examined the financial statements of 10 clinics specializing in pain management. Eight of these clinics have a sole practitioner while the larger two clinics have 3 and 5 practitioners, respectively, for an aggregate of 16 doctors. These 10 clinics, with an average of 1.60 doctors per clinic, are representative of the clinics we identified in our research which showed that all 1,339 clinics had an average of 1.52 doctors per clinic. The total revenues for the 10 clinics we examined were approximately $26 Million for 2012 or $1.6 Million per doctor with a range from $500,000 to $3,200,000. The 95% Confidence Interval for revenues per doctor is approximately $800,000 to $2,000,000. Assuming that there are 2,500 doctors practicing in private clinics specializing in pain management in the United States, we estimate that the total annual market for private pain management clinics is at least $2 Billion based on the current structure of the market, procedures provided by the clinics and management by doctors.

Our research also revealed that the market for private pain management clinics is very fragmented. Of the 1,339 clinics indentified in our investigation, 91.2% have one or two doctors, 7.5% have 3 to 4 doctors and 1.3% have more than 4 doctors. This observation is corroborated by a study of the number of doctors in all practices in the United States which surveyed 264,742 medical offices and observed that 70.9% of these offices had 1 or 2 doctors, 18.7% had 3 to 5 doctors and 10.4% had 6 doctors or more (Anon., 2013c).

Our strategy

Our strategy is to bring clinics that are operating in this fragmented market under the ownership of our company and provide professional management and additional sources of revenue through accreditation and the ancillary services described below. By doing so, we believe that we can continually improve on our services, develop competitive advantages and build a national brand for the treatment and management of chronic pain. We have entered into memoranda of understanding (“MOU’s”) for the acquisition of four clinics located in Arizona, Florida and Nevada and currently have other clinics in California, Delaware, Missouri, Nevada and Ohio that we have identified as acquisition prospects. We do not expect to generate any revenues until we complete the acquisition of our first clinics which we anticipate occurring in the second or third quarter of 2014.

Establish standard operating procedures (“SOP’s”) and best practices

After acquiring clinics specializing in pain management, we intend to continue their businesses as before but also implement SOP’s that will bring efficiencies and economies of scale to the clinics that individual doctors or partnerships of doctors are not able to achieve on their own. These SOP’s, we believe, will bring consistency, efficiency and economy to such activities as human resources, compliance, regulatory affairs, marketing, management, accounting, purchasing, billing and legal services. As clinics are acquired, we expect to find that certain clinics will have superior practices that can be implemented in other clinics we own.

Implement the Protocol

In addition to continuing existing business practices of the clinics, implementing SOP’s and best practices, we also intend to augment the services provided by our clinics by implementing the Protocol. In a pilot study conducted in a clinic in Ohio, revenues of $200 per patient per 30 minute visit are generated by the Protocol under two specific Current Procedural Terminology Codes (“CPT”). The results of this and another pilot study are reported elsewhere herein. With accreditation, the revenues increase with the additional treatments that are approved for reimbursement.

Accreditation

CARF International (“CARF,” www.carf.org) is an organization that provides international accreditation for Medical Rehabilitation, including pain management therapies. CARF accreditation ensures that standardized service will be provided in all clinics that adopt the Protocol. CARF accreditation increases the number of CPT billing codes that are eligible for reimbursement. Securing CARF accreditation is expected to provide an increase in revenues for each patient treated with the Protocol.

Addition of ancillary services and facilities

In addition to supplementing treatments originally provided by our acquired clinics with the Protocol, we intend to add ancillary services and facilities with the assistance of health care professionals such as nurse practitioners, pharmacists, physiotherapists, dieticians, counsellors, and rehabilitation specialists. Additional revenues can be realized by establishing facilities such as pharmacies, physical therapy clinics and rehabilitation centers.

Factors affecting our market

New restrictions on opioids

The FDA has stated that extended-release and long-acting (“(ER/LA)”) opioids, such as oxycodone, are extensively prescribed incorrectly, misused, and abused, leading to overdoses, addiction, and even deaths across the United States. (Anon. 2011d). This view is corroborated by reports from the Centers for Disease Control and Prevention (Anon., 2012; Anon., 2013e) that opioid pain relievers such as oxycodone, hydrocodone, and methadone, were involved in 14,800 overdose deaths in 2008, 15,597 in 2009 and 16,651 in 2010. These deaths in 2008 were more than overdose deaths from cocaine and heroin combined and, for every death, there are 10 treatment admissions for abuse, 32 emergency department visits for misuse or abuse, 130 people who abuse or are dependent and 825 non-medical users (Anon., 2011e).

Because of concern over overdose deaths caused by opioids, the White House, on April 19, 2011, announced a plan aimed at reducing the “epidemic” of prescription drug abuse and the diversion of prescription drugs for recreational use in the United States by expanding, through law enforcement, state-based prescription drug monitoring programs and reducing the number of “pill mills” and doctor-shopping. (Anon., 2011d).

On September 10, 2013 the U.S. Food and Drug Administration (“FDA”) announced labeling changes and new study requirements for all ER/LA opioid analgesics intended to treat pain. (Anon., 2013e). The new requirements are that ER/LA opioids are only to be used for the management of pain severe enough to require daily, around-the-clock, long-term opioid treatment for which alternative treatment options are inadequate.

We believe that these controls over the use of opioid pain medications is a positive externality for our business because making the availability of pain medications more difficult should cause patients to seek alternative pain management treatments.

Chronic pain not a priority.

Despite the prevalence and incidence of chronic pain, affected patients appear to be poorly served. Bisbee et al. (2011) undertook an extensive survey of health care executives in 87 large health care systems relating to the management of chronic pain in the United States and made the following observations from the respondents to the survey:

●	77% rated the strength of their chronic low back pain programs as somewhat, minimally or not effective.
o	18% of respondents ranked chronic pain in the top one-third of their health system priorities;
o	83% indicated that chronic pain management protocols have some, minimal or no integration with the health system’s electronic medical records: and
o	30% believed that they have effective practice protocols in place to promote non-opiate analgesics.

●	Chronic pain management is fragmented across clinical services, modes of care, e.g., inpatient, outpatient, emergency department, medical homes. This observation corroborates our findings about fragmentation of the market.

These observations coincide with our observations about the pain management market and support our contention that a standardized, national service that specializes only in the treatment and management of chronic pain will offer a competitive advantage in the market.

Our Services

The Protocol is a new, proprietary medical approach for the treatment and management of chronic pain which consists of the following personalized treatment plans;

●	Physical examination by the attending doctor, blood testing and urine drug screening to:
o	provide accurate diagnoses of the type and source of pain;
o	establish baseline drug profiles;
o	monitor treatment progress; and
o	maintain post-treatment support.
●	Education for patients about the specific nature of their chronic pain.
●	On-going interaction to ensure and support patient adherence to beneficial behavioral changes such as keeping regular hours to enhance sleep patterns.
●	Relaxation training to reduce the effects or stress and anxiety which can aggravate pain.
●	Specific amino acids and other dietary supplements to restore and maintain normal brain chemistry.
●	Reduction of cellular inflammation through:
o	patient pain diary and tracking of food intake and activities;
o	identification of pain triggers and food sensitivities in the diet; and
o	proper nutrition to eliminate problem foods and provide better nutrition.
●	Reduction of joint inflammation through:
o	dietary changes;
o	topical medications; and
o	light exercise regimens.
●	Day and night time regimens to promote restorative sleep.
●	Use electrotherapy stimulation (“CES”) to promote production and release of endorphins (Han et al., 1991; Han, 2004).
●	Topical medications for pain relief.
●	On-going counseling, telephone and on-line support and regular checkups to:
o	review progress and maintain flexible, individualized programs;
o	allow changes in the treatment protocols to achieve optimal results; and
o	promote continuing patient compliance and contact.

Our results

Two preliminary studies have been conducted using the Protocol.

Study #1

A study was conducted at a pain management clinic in Ohio. Thirty-nine patients were treated with the 2 components of the Protocol that, without CARF accreditation, are funded under 2 separate CPT codes by the Bureau of Workers’ Compensation of Ohio.

The patients received 2 in-clinic treatments of 30 to 45 minutes each for 6 to 12 weeks. The procedures were overseen by a doctor but mostly implemented by other staff or self-administered by unattended patients.

Each patient provided a subjective assessment of the following symptoms before and after the treatment:

●	Mood from 1 for bad to 10 for good
●	Energy from 1 for low to 10 for high
●	Pain from 1 for low to 10 for high

The results are presented in the table below.

Symptom	Mood	Energy	Pain
Pre-treatment average	4.94	3.45	6.47
Standard deviation	2.32	1.90	1.71

Post treatment average	6.54	5.04	4.73
Standard deviation	2.25	2.08	1.81

Confidence level in efficacy	>95%	>95%	>99%
Statistic	2SEM	2SEM	2.58SEM

These results indicate that patients felt that their mood and energy improved and their pain reduced as a result of being treated with an abbreviated version of the Protocol.

Study #2

A study was conducted at the Natural Pain Relief Centre in Toronto, Canada. Eighteen patients were selected at random and treated over a period of 8 weeks. At the beginning of the treatment program, each patient provided a subjective measurement of the following symptoms:

●	Number of times waking up from sleep
●	Hours of sleep each night
●	Maximum pain level during the day from 0 for no pain to 10 for maximum pain
●	Average pain level during the day from 0 for no pain to 10 for maximum pain
●	Energy level for the day from 1 for low to 10 for high
●	Hours per day without pain

The patients also kept a diary of food and drink consumed over the test period.

After 8 weeks of treatment with the Protocol, patients assessed the above symptoms. The table below sets forth the results.

Symptom	Waking up	Hours of sleep	Maximum pain level	Average pain level	Energy level	Hours no pain

Pre-treatment average	3.75	5.61	7.56	6.53	4.78	2.06
Standard deviation	1.48	1.61	2.12	2.07	1.44	2.91

Post treatment average	1.77	6.52	4.63	2.54	6.26	7.95
Standard deviation	0.89	1.01	2.05	1.33	1.34	4.77

Confidence level in efficacy	>99.9%	<95%*	>99.9%	>99.9%	>95%	>99.9%
Statistic	3.39SEM	2SEM	3.39SEM	3.39SEM	2SEM	3.39SEM

*Not significant

These results indicate that with the full treatment proscribed for the Protocol patients, they were waking up from sleep less, their maximum and average pain levels were reduced and their energy levels and hours without pain increased. There was not a significant effect on the hours of sleep at the 95% confidence level.

Other observations

One of the most notable observations that has come from our above studies and from other patients that have been treated with the Protocol is that many patients are able to reduce their intake of medications to control their pain. We have received testimonials from patients and interviewed others after treatments. These statements and videos can be seen on our website (http://www.championpaincare.com/in-pain-we-can-help/patient-experiences/). Although the level of drug use by patients before, during and after treatment with the Protocol has not been measured in any study, we do intend to conduct formal clinical trials so that we may quantify the effect of treatments with the Protocol on drug use, if any.

We also hypothesize that treatment with the Protocol restores normal brain chemistry by boosting the concentration of endorphins and other pain-reducing chemicals in cerebrospinal fluid (“CSF”). We have no direct evidence for this and it is another aspect of treating pain with the Protocol that we intend to study in formal clinical trials.

We do have indirect support for the hypothesis which provides us with encouragement to undertake such a study. Lipman et al. (1990) observed that chronic pain led to a 50% reduction in the concentration of endorphins in the CSF compared to the control group that was not suffering from chronic pain. These authors further observed that 14 of the 20 patients, as assessed by a verbal rating scale, as used in our studies, reported complete or greater than 50% relief from pain when injected with a saline placebo. In these patients that responded to a placebo, a concomitant 2.3 fold increase in the endorphin levels in their CSF was observed (P<0.05, paired t-test). In the 6 patients who did not respond to the placebo, no difference in the CSF endorphin levels when compared before and after the treatment (P>0.4, paired t-test).

As noted by Almay et al. (1978) patients with somatogenic or organic pain have lower CSF endorphin levels than patients with psychogenic pain that stems from emotional or mental stress. In the study by Lipman et al. (1990), the nature of the pain was not disclosed. Gracheva et al., (2000) observed that there is also a specific relationship between the brain chemicals N-acetyl aspartate, creatine, choline, glutamate, glutamine, g-aminobutyric acid, inositol, glucose and lactate and perceptual measures of pain and anxiety.

Clearly the relationship between brain chemistry and the absence or presence of chronic pain, the type of chronic pain and chronic pain treatments is very complex. We therefore consider it very important to study the effect on brain chemistry, if any, in patients with chronic pain who are treated with the Protocol.

Our proposed clinic acquisitions

We are pursuing the acquisition of clinics that specialize in pain management that are seeking improved care for their patients and wish to augment their standard pain management treatments. Our initial strategy is to acquire such clinics but we will also consider licensing the Protocol, as permitted by our agreement with Champion Toronto, or entering into joint venture agreements with these clinics or clinics in the public sector. Once we have successfully established the Protocol at a clinic, we expect that the physicians will be able to treat their patients by assessing their specific needs and directing other personnel, such as counselors, massage therapists, nurse practitioners and dieticians, to provide the individualized, comprehensive care that is the hallmark of the Protocol. We also expect to establish pharmacies at some of our acquired clinics, subject to applicable rules and regulations, so patients may purchase medications prescribed by their physician under the Protocol.

Our definitive acquisition agreement will provide for:

o	Employment agreements for physicians and key employees who are retained.
o	Non-disclosure, non-competition and non-solicitation agreements.
o	Distribution or payment of accounts receivable and accounts payable, respectively.
o	Consulting agreements for physicians and other key personnel who are choosing to retire or otherwise leave the clinic to extend during a negotiated transition phase.

The success of any clinics that we may acquire will depend on the effectiveness of other health-care professionals who will be working under the direction of our physicians including counselors, massage therapists, nurse practitioners and dieticians. The recruitment of suitable personnel is integral to our business as the health-care team at any acquired clinic will need to be trained to implement the Protocol and assist with securing CARF accreditation for that clinic. CARF International (“CARF”) is an organization that provides accreditation for Medical Rehabilitation, including pain management therapies. CARF accreditation provides evidence to patients and funding agencies that a standardized service will be provided in all clinics that adopt the Protocol.

We are currently conducting due diligence on a number of clinics in the United States that are currently run by sole practitioners. In this regard, we have identified certain opportunities that we believe will yield substantial revenues after an acquisition. In certain cases, a physician will divide his or her time between two clinics. We believe that revenues for each clinic could be increased by hiring an additional physician and running both clinics full-time. One of our identified clinics has a license to open three more clinics in the state of Florida, which has since declared a moratorium on granting new pain management clinic licenses to combat prescription medication abuse. In this case, we believe there is an opportunity to expand the revenues of that clinic, which is essentially operating with the overhead of two clinics, by expanding to a total of five clinics and recruiting at least three more doctors. Another clinic that we have identified has three active doctors and an associated pharmacy, and generates over $8 million in revenues. We believe we will be able to increase revenues and profits for this clinic with professional management, enhanced billing practices and the addition of ancillary services.

Sales and Marketing

Currently, we plan to attend as exhibitors and make presentations at conferences such as the annual meetings of The American Society of Regional Anesthesia and Pain Medicine, The American Academy of Pain Medicine and The American Pain Society. We will also develop printed materials for distribution to funding agencies such as bureaus of workers’ compensation, insurance companies, managed care companies and government agencies. In addition, we plan to establish a strong presence online and to implement social network marketing strategies. Our goal is to establish our company as a national brand across the United States, so that our patients can expect and receive consistent service and treatment at any facility that we own. We intend to further develop our sales and marketing strategies for the Protocol by engaging outside marketing consultants once sufficient financing is available to do so.

Customers

We expect that the individual patients and third parties payors for the clinics we acquire will continue to utilize the services of the acquired clinic. The clinics we are now evaluating or attempting to acquire have existing revenues from individuals who pay for their own treatments but, based upon our due diligence, the substantial portion of the clinic’s revenue derives from third party payors, such as state Bureaus of Worker’s Compensation (“BWCs”), national health insurance companies such as Anthem Blue Cross, Summacare and United Healthcare, regional insurance companies such as Medical Mutual of Ohio, managed health care companies such as Kaiser Permanente and Humana, and federal government programs such as Medicare, Medicaid and Tricare. In addition to this base of customers, we plan to pursue additional contracts and relationships with institutions, both in the private and public sectors that have an interest in securing relief for their clients and patients from chronic pain, such as the Department of Veterans Affairs and elder care facilities that offer nursing homes and assisted living facilities. We will also evaluate the mix of payors that each clinic has because we have noticed that each clinic has its own preferred payors and may be ignoring or avoiding other payors depending on the personal preferences or prejudices of the owners of the clinics. Clearly, we believe, there is an opportunity to increase revenues in each clinic by adding payors that are not being currently served.

Competition

In August 2012, we identified 285 cities in the U.S. with populations greater than 100,000 and found that 2,022 doctors were practicing in 1,339 private clinics that specialized in pain management and were registered for that specialty with at least one national health insurance provider. We also found that most clinics were registered with more than one insurance company.

Further examination revealed that approximately 14% of those clinics were operated by sole practitioners, nearly 72% averaged between one and two doctors, approximately 5% had between two or three doctors on staff and less than 9% had three or more doctors. This suggests that the practice of pain management is highly fragmented and that there is little, if any, consolidation of practices in the pain management field. Based on these numbers, we believe that our competition consists of highly independent, small clinics and that our strategy of acquiring clinics, implementing the Protocol, securing CARF accreditation and standardizing our service as a national brand will provide us with a competitive advantage over individualized clinics that have a sole practitioner or a only a few partners.

While our estimates of the numbers of clinics and doctors did not include large medical institutions such as private and public hospitals or research institutions such as hospitals run by the managed health care companies, e.g., Humana, Summacare and public institutions such as Johns Hopkins Hospital. We understand that we will also be competing with these hospitals and institutions for patients and funding and recognize that they have a high level of credibility and a national presence. However, we believe that many patients prefer a local provider and individualized service for their health care needs. The clinics that we are seeking to acquire are, or are capable of, generating attractive revenues and profits by operating under these principals. By bringing consistent management, standardized service, a national brand and accounting and administrative efficiencies to the clinics we acquire, we hope to establish a competitive advantage and co-exist with these large providers of similar services.

Intellectual property

We license the Protocol from Champion Toronto exclusively for delivery in United States in exchange for a royalty payment of 10% of net sales. The term of our license extends through February 1, 2018, with automatic 5 year renewals until the license agreement is terminated by either party. Jack Fishman, one of our directors, is the President of Champion Toronto, and as such, we expect our relationship with Champion Toronto to be long lasting. Our relationship with Champion Toronto is further governed by a services agreement, which requires Champion Toronto to pay us $10,000 a month, in addition to an hourly rate of $400, and certain bonuses for clinic acquisitions, in exchange for our marketing and managing the delivery of the Protocol to clinics in the United States.

The Protocol is a trade secret and Champion Toronto has no patent or copyright protection in place. Without formal intellectual property (“IP”) protection, the Protocol is vulnerable to theft or being copied. Although trade secret protection is often chosen as a means to protect IP, it leaves a company with few options to take action if a third party manages to reverse engineer or copy the trade secret. To protect our interests, we do not provide any information on the Protocol to third parties without a Non-Disclosure Agreement (“NDA”) in place. We intend to strengthen our IP protection options with copyright protection. We also intend to evaluate patenting certain key procedures or apparatus to the Protocol.

Research and Development

We have not conducted any formal clinical trials using standardized methodology to directly compare the effectiveness of the Protocol against current medical approaches for pain relief or to measure the hypothesized restoration of endorphin concentrations in the CSF. Our evidence on the effectiveness of the Protocol is empirical only and consists of case studies that have used subjective evaluations of pain relief by patients who have been subject to the Protocol. As such, we have not expended any amounts on research and development to date. However, it is our intention to initiate formal clinical trials of the Protocol once we have secured sufficient funding to do so.

References

Anon. 2011a. Pain-Management Market Projected to Grow to $60 Billion. PMP News Magazine. UBM Canon, Santa Monica, CA, USA. 1 p.

http://www.pmpnews.com/news/pain-management-market-projected-grow-60-billion

Anon. 2011b. Relieving Pain in America: A Blueprint for Transforming Prevention, Care, Education, and Research. Institute of Medicine. Washington, D.C., USA. 4 pp.

http://www.iom.edu/Reports/2011/Relieving-Pain-in-America-A-Blueprint-for-Transforming-Prevention-Care-

Education-Research/Report-Brief.aspx

Anon. 2011c. The Use of Medicines in the United States: Review of 2010. IMS Institute for Healthcare Informatics. Parsippany, NJ, USA. 37 pp.

http://www.imshealth.com/cds/imshealth/Global/Content/Corporate/IMS%20Health%20Institute/Reports/Use_

of_Meds_in_the_U.S._Review_of_2010.pdf

Anon. 2011d. FDA Acts to Reduce Harm from Opioid Drugs. U.S. Food and Drug Administration, Silver Spring, MD, USA. 2 pp.

http://www.fda.gov/forconsumers/consumerupdates/ucm251830.htm

Anon. 2011e. Policy Impact: Prescription Painkiller Overdoses. Centers for Disease Control and Prevention. Atlanta, GA., USA. 8 pp.

http://www.cdc.gov/homeandrecreationalsafety/rxbrief/

Anon. 2012. Evolution in the Pain Therapy Drugs Market: Nociceptive and Neuropathic Drug Development. Espicom Healthcare Intelligence, Chichester, West Sussex, UK. 126 pp.http://www.marketresearch.com/Espicom- Healthcare-Intelligence-v1129/Evolution-Pain-Therapy-Drugs-6742459/

Anon. 2013a. Chronic pain. Relmada Therapeutics, Inc., New York, NY, USA. 1 p.

http://www.relmada.com/pain-market/chronic-pain.htm

Anon. 2013b. Physician targeting and segmentation report. SK&A, Irvine, CA, USA. 9 pp.

www.skainfo.com

http://www.skainfo.com/health_care_market_reports/physician_specialty_by_state_OneKey.pdf

Anon. 2013c. U.S. Physician Office Density Report. SK&A, Irvine, CA, USA. 9 pp.

www.skainfo.com

http://www.skainfo.com/health_care_market_reports/physician_office_density_OneKey.pdf

Anon. 2013d. Opioids drive continued increase in drug overdose deaths. Centers for Disease Control and Prevention. Atlanta, GA., USA. 2 pp.

http://www.cdc.gov/media/releases/2013/p0220_drug_overdose_deaths.html

Anon. 2013e. (Sep 10) FDA announces safety labeling changes and post-market study requirements for extended-release and long-acting opioid analgesics. U.S. Food and Drug Administration, Silver Spring, MD, USA. 2 pp.

http://www.fda.gov/newsevents/newsroom/pressannouncements/ucm367726.htm

Béla G.L. Almay, Folke Johansson, Lars Von Knorring, Lars Terenius & Agneta Wahlstrom. 1978. Endorphins in chronic pain. I. Differences in CSF endorphin levels between organic and psychogenic pain syndromes. Pain. 5(2): 153–162.

Gerald E. Bisbee, Jr., Paul Alexander Clark, Sherrie L. Jones, Eileen Wang & Charles M. Watts. 2011. Profiling Best Practices: Chronic Pain Management in the Leading Health Systems. The Health Management Academy, Alexandria, VA, USA. 45 pp.

http://www.hmacademy.com/pdfs/Chronic_Pain_Management.pdf

Igor D. Grachev, Bruce E. Fredricksonc, A. & Vania Apkarian. 2000. Abnormal brain chemistry in chronic back pain: an in vivo proton magnetic resonance spectroscopy study. Pain. 89: 7-18.

J.S. Han. 2004. Acupuncture and endorphins. Neuroscience Letters. 361(1-3):258-61.

J.S. Han, X.H. Chen, S.L. Sun, X.J. Xu, Y. Yuan, S.C. Yan, J.X. Hao, & L. Terenius. 1991. Effect of low- and high-frequency TENS on Met-enkephalin-Arg-Phe and dynorphin A immunoreactivity in human lumbar CSF. Pain.

47(3): 295–298.

Jonathan J. Lipman, Barney E. Miller, Kit S. Mays, Merry N. Miller, William C. North & William L. Byrne. 1990. Peak B endorphin concentration in cerebrospinal fluid: reduced in chronic pain patients and increased during the placebo response. Psychopharmacology. 102(1): 112-116.

Governmental Regulation

General

The following information is presented with the understanding that we have not yet acquired any clinics and are not yet subject to the regulations described below. However, as soon as we have acquired at least one clinic, most, if not all, of the federal regulations and the applicable state and municipal laws described below will apply to our business. For this discussion, it is understood that when we mention “our clinics” or “our facilities” or clinics or facilities that that we “own,” it is in reference to clinics or facilities that we may acquire in the course of our business, assuming that we are able to acquire any clinics at all.

The United States healthcare industry is subject to extensive regulation by a number of governmental entities at the federal, state and local level. Government regulation will affect our business activities by controlling our growth, requiring licensure and certification of the facilities we manage and controlling reimbursement to us for the services we provide.

Medicare-Medicaid Fraud and Abuse Provisions

Section 1128B(b) of the Social Security Act (the “Federal Anti-Kickback Statute”) prohibits the knowing or willful offering, payment, solicitation or receipt or remuneration, directly or indirectly, overtly or covertly, in cash or in kind, for: (1) the referral of patients or arranging for the referral of patients to receive services for which payment may be made in whole or in part under a federal or state healthcare program; or (2) the purchase, lease, order or arranging for the purchase, lease or order of any good, facility, service or item for which payment may be made under a federal or state healthcare program. The Federal Anti-Kickback Statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by case law or regulations. Violations may result in criminal penalties or fines of up to $25,000, imprisonment for up to five years, or both. Violations of the Federal Anti-Kickback Statute may also result in substantial civil penalties, including penalties of up to $50,000 for each violation, plus three times the amount claimed and exclusion from participation in the Medicare and Medicaid programs. Exclusion from these programs would result in significant reductions in revenue and would have a material adverse effect on our business.

As authorized by Congress, the Office of the Inspector General (“OIG”) promulgated safe harbor regulations that outline categories of activities protected from prosecution under the Federal Anti-Kickback Statute. These safe harbors cover, among other things, investment interests, personal services and management contracts and employment arrangements. Although conduct or business arrangements that do not fall within a safe harbor are not unlawful per se, noncompliant conduct or business arrangements risk increased scrutiny by governmental enforcement authorities.

In addition to the Federal Anti-Kickback Statute, the Health Insurance Portability and Accountability Act of 1996, or “HIPAA,” provides for criminal penalties for healthcare fraud offenses that apply to all health benefit programs, including the payment of inducements to Medicare and Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. Federal enforcement officials have numerous enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud.

Evolving interpretations of current, or the adoption of new, federal or state laws or regulations, could affect many of our arrangements. Law enforcement authorities, including the OIG, the courts and Congress, are increasing their scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purposes of payments between healthcare providers and potential referral sources.

The Federal False Claims Act and Similar Federal and State Laws

The False Claims Act (the “FCA”) prohibits any person from knowingly presenting or causing to be presented a false or fraudulent claim, record or statement to obtain payment from the government or decrease any payments owed to the government. Governmental enforcement agencies or courts may impose fines up to three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim.

Criminal false claims provisions apply to (1) false claims or statements made knowingly or willfully to obtain benefits under Medicare or Medicaid or feign compliance with certification requirements, or (2) failure to refund, knowingly and with fraudulent intent, Medicare and Medicaid funds not properly paid. Governmental enforcement agencies or courts may impose up to five years in prison, $25,000 in fines for each offense, or both.

FCA claims may be brought by governmental enforcement authorities or by individuals on the government’s behalf under the FCA’s qui tam , or “whistleblower,” provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant defrauded the federal government. Additionally, HIPAA established (1) civil liability for up-coding and billing medically unnecessary items and services, and (2) federal criminal sanctions for healthcare fraud against a private, nongovernmental healthcare benefit program. Although we have implemented policies and procedures to avoid violations of these laws, there can be no assurance that the conduct will not be reviewed and challenged by whistleblowers or governmental enforcement authorities. Any adverse determination could subject us to criminal and civil liability.

A number of states have adopted their own false claims provisions as well as their own qui tam, provisions whereby a private party may file a civil lawsuit in state court.

Healthcare Industry Investigations

Both federal and state government agencies have heightened and coordinated civil and criminal enforcement efforts as part of numerous ongoing investigations of healthcare companies, as well as their executives and managers. These investigations relate to a wide variety of topics, including referral and billing practices.

From time to time, the OIG and the United States Department of Justice (the “DOJ”) have established national enforcement initiatives that focus on specific billing practices or other suspected areas of abuse. Some of our activities could become the subject of governmental investigations or inquiries. In addition, our executives and managers, many of whom have worked at other healthcare companies that are or may become the subject of federal and state investigations and private litigation could be included in governmental investigations or named as defendants in private litigation. We are not aware of any governmental investigations involving any of our facilities, our executives or our managers. A future adverse investigation of us, our executives or our managers could result in significant expense to us, as well as adverse publicity.

Privacy Requirements and Administrative Simplification

Federal and state governmental enforcement authorities extensively regulate the confidentiality of patient health information. HIPAA privacy regulations regulate the use and disclosure of patient health information, whether communicated electronically, on paper or orally. The regulations also provide patients with significant rights related to understanding and controlling how their health information is used or disclosed. HIPAA security regulations require healthcare providers to implement administrative, physical and technical safeguards to protect the security of patient health information that is maintained or transmitted electronically. Further, as required by HIPAA, Department of Health and Safety has adopted regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically.

The penalty for failure to comply with HIPAA privacy and security standards is a fine of up to $100 for each violation, with a maximum penalty of $25,000 imposed for all violations of an identical requirement during a calendar year. Additionally, any person or entity who violates HIPAA privacy or security regulations may be fined up to $250,000, imprisoned for not more than 10 years or both. We believe we will comply in all material respects with all applicable federal and state laws, rules and regulations governing the privacy and security of patient health information. Because of the complexity of these regulations, however, there can be no assurance that our privacy and security practices will not be reviewed and found not to be in compliance with these standards. An adverse determination by governmental enforcement authorities could materially and adversely affect our business.

In addition, our clients will continue to remain subject to any state laws that are more restrictive than the HIPAA privacy and security regulations. These statutes vary by state and could impose additional penalties.

Patient Protection and Affordable Care Act

On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “ACA”). The Healthcare and Education Reconciliation Act of 2010 (the “Reconciliation Act”), which contains a number of amendments to the ACA, was signed into law on March 30, 2010. Two primary goals of the ACA, combined with the Reconciliation Act (collectively referred to as the “Health Reform Legislation”), are to provide for increased access to coverage for healthcare and to reduce healthcare-related expenses.

On June 28, 2012, the United States Supreme Court upheld the constitutionality of the requirement in PCA that individuals maintain health insurance or pay a penalty under Congress’s taxing power. The Supreme Court upheld the ACA provision expanding Medicaid eligibility to new populations as constitutional, but only so long as the expansion of the Medicaid program is optional for the states. States that choose not to expand their Medicaid programs to newly eligible populations in ACA can only lose the new federal Medicaid funding in ACA but not their eligibility for existing federal Medicaid matching payments.

The Health Reform Legislation expands coverage of uninsured individuals and provides for significant reductions in the growth of Medicare program payments, material decreases in Medicare and Medicaid disproportionate share hospital payments, and the establishment of programs where reimbursement is tied in part to patient outcomes. Based on Congressional Budget Office estimates, the Health Reform Legislation, as enacted, is expected to expand health insurance coverage to approximately 32 to 34 million additional individuals through a combination of public program expansion and private sector health insurance reforms.

Some of the most significant changes will expand the categories of individuals eligible for Medicaid coverage and permit individuals with relatively higher incomes to qualify. The federal government reimburses the majority of a state’s Medicaid expenses, and it conditions its payment on the state meeting certain requirements. The federal government currently requires that states provide coverage for only limited categories of low-income adults under 65 years old (e.g., women who are pregnant, and the blind or disabled). In addition, the income level required for individuals and families to qualify for Medicaid varies widely from state to state. While the Health Reform Legislation will greatly expand the number of adults who are eligible for Medicaid, it may not impact our business as Medicaid generally does not reimburse for care provided to adults treated in freestanding behavioral health facilities. As the direct impact of the Health Reform Legislation will be felt by our customers, we are unable to predict with any reasonable certainty the likely impact of the Health Reform Legislation on our business model, financial condition or result of operations due to the law’s complexity, lack of implementing regulations or interpretive guidance, gradual and partially delayed implementation, court challenges and possible amendment, repeal or further implementation delays, as well as our inability to foresee how individuals, states and businesses will respond to the choices afforded them by the law.

The laws of many states prohibit physicians from splitting fees with non-physicians (i.e., sharing in a percentage of professional fees), prohibit non-physician entities, such as ourselves, from practicing medicine and exercising control over or employing physicians and prohibit referrals to facilities in which physicians have a financial interest. We believe our planned activities will not violate these state laws as we do not intend to acquire clinics in any such states. We believe that outpatient treatments and diagnostic services will continue to be subject to intense regulation at the federal and state levels. We are unable to predict what additional government regulations, if any, affecting our business may be enacted in the future or how existing or future laws and regulations might be interpreted. Future interpretations of, or changes in, these laws might require structural and organizational modifications of our relationships with facilities and the physician network, and we cannot assure you that we will be able to appropriately modify such relationships.

In addition, every state imposes licensing requirements on individual physicians and healthcare facilities. Many states require regulatory approval, including licenses and, in some cases, certificates of need, before establishing certain types of healthcare facilities, including the facilities we plan to acquire. States may also require approval for certain expenditures in excess of certain amounts for healthcare equipment, facilities or programs. Our ability to operate profitably will depend in part upon all of our acquired clinics obtaining and maintaining all necessary licenses, certificates of need and other approvals and operating in compliance with applicable healthcare regulations. If we, or any of our facilities, fail to comply with applicable laws, it might have a material adverse effect on our business.

Clinics we acquire will be also subject to federal, state and local laws dealing with issues such as occupational safety, employment, medical leave, insurance regulations, civil rights, discrimination, building codes and medical waste and other environmental issues. The imposition of these regulatory requirements may have the effect of increasing operating costs and reducing the profitability of our operations.

Survey and Accreditation

Health care facilities are subject to periodic inspection by federal, state and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing, certification and accreditation. We expect that any clinics we acquire will comply with appropriate state laws but we cannot provide any assurance that any particular clinic will be qualified to participate in the Medicare and Medicaid programs. We intend to seek CARF International (“CARF”) accreditation for selected, if not all, of the clinics that we acquire. CARF is an organization that provides voluntary accreditation for Medical Rehabilitation, including pain management treatments. CARF accreditation provides independent validation that a standardized service for pain treatment and management will be provided in all clinics we acquire. There is no guarantee that we will be able to achieve or retain CARF accreditation for any clinic. If any clinic fails to acquire or retain CARF accreditation, the lack of accreditation will have an adverse effect on that clinic and on our Company.

Regulatory Compliance Program

It is our policy to conduct our business with integrity and in compliance with the law. However, at this time we do not have in place a program that focuses on all areas of regulatory compliance including billing, reimbursement, cost reporting practices and contractual arrangements with referral sources. It may be some time before such a program can be established but, when the resources are available to do so, we will endeavor to establish a regulatory compliance program that will help ensure that high standards of conduct are maintained in the operation of our business and that policies and procedures are implemented so that employees act in full compliance with all applicable laws, regulations and company policies. Under a typical regulatory compliance program, every employee and certain contractors involved in patient care, and coding and billing, receive initial and periodic legal compliance and ethics training. In addition, we expect that we will need to regularly monitor our ongoing compliance efforts and develop and implement policies and procedures designed to foster compliance with the law. The program will also need a mechanism for employees to report, without fear of retaliation, any suspected legal or ethical violations to their supervisors, designated compliance officers in our facilities, a compliance hotline or directly to a corporate compliance office, when such an office is established. We will endeavor to ensure that any compliance program that we may establish is consistent with standard industry practices. However, we cannot provide any assurances that any compliance program that may be set up will detect all violations of law or protect against qui tam suits or government enforcement actions.

Employees

At the time of this report, we have no employees.

ITEM 1A. RISK FACTORS

Although we have not yet acquired any clinics or otherwise commenced an active business, the following risk factors are expected to affect our business and the industry in which we intend to operate. Accordingly, when we refer to “our clinics” below, it is with reference to clinics that we intend to acquire, regardless of the level of ownership or clinics that are involved in joint ventures with us. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also have an adverse effect on us. If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected.

Risks related to our business

We have not yet commenced substantive operations or earned revenue, and as such, our financial statements may not serve as an adequate basis to judge our future prospects and results of operations.

To date, we have been involved primarily in organizational activities and have not earned any revenues. As such, our financial statements may not provide a meaningful basis on which to evaluate our business. Moreover, we cannot assure you we will be able to implement our business plan and growth strategy successfully. We will continue to encounter risks and difficulties frequently experienced by companies at an early stage of development, which include a potential failure in:

●	implementing the Protocol to pain management clinics in the United States;
●	obtaining sufficient capital to acquire clinics in accordance with our business plan;
●	maintaining adequate control of our expenses;
●	maintaining the proprietary nature of the Protocol;
●	implementing our marketing and acquisition strategies and adopting and modifying them as needed;
●	anticipating and adapting to changing conditions in the health care and pain management industries; and
●	anticipating and adapting to any changes in government regulation.

Our inability to manage successfully any or all of these risks may materially and adversely affect our business.

We are a holding company that will depend on cash flow from our wholly owned subsidiaries to meet our obligations, and any inability of our subsidiaries to pay us dividends or make other payments to us when needed could disrupt or have a negative impact on our business.

We are a holding company with no material assets other than our ownership interests in our wholly-owned subsidiaries, CPCC, through which we plan to implement our business plan, and IAG, for which we have no present plans. We will rely on dividends, advances, or other such distributions, from our clinics to our CPCC subsidiary and then to us for our cash needs, including the funds necessary to pay dividends and other cash distributions to our shareholders, to service any debt we may incur and to pay our operating expenses. The ability of CPCC to make distributions to us will depend upon the profitability of the clinics we acquire, which will be subject to a number of business considerations, state and federal laws and in some case, the agreement between CPCC and the acquired clinic. We cannot provide any assurance that distribution of funds from CPCC to us will be adequate to satisfy our liquidity needs, and if we are not able to obtain sufficient funds from CPCC to pay our obligations as they become due, our business could be negatively impacted.

We may not be able to implement our business strategy successfully on a timely basis or at all.

Our future success depends, in large part, on our ability to implement our business strategy of acquiring clinics for delivery of the Protocol. Our ability to implement this growth strategy depends, among other things, on our ability to:

●	enter into acquisition agreements with clinics we deem accretive to our business interests;

●	increase the recognition of the Protocol; and

●	expand and maintain delivery of the Protocol in the United States.

We may not be able to successfully implement our business strategy. Our operating results will be adversely affected if we fail to implement our strategy or if we invest resources in a strategy that ultimately proves unsuccessful.

Our business is substantially dependent on the efficacy of the physicians who work in our acquired clinics; any loss or reduction in the quality of the physician’s services will negatively impact our results of operations.

Our business depends on, among other things, the physicians who will work in our acquired clinics and the strength of our relationship with those physicians. If a physician leaves our clinic either upon or subsequent to our acquisition, or does not provide quality medical care or follow required professional guidelines at our clinic, or if the physician’s reputation is damaged during his tenure at our clinic, we may need to recruit a replacement physician. In such a case, the revenues generated in an acquired clinic will be negatively impacted during the time it takes us to recruit a replacement physician.

If we fail to acquire and develop clinics on favorable terms, our future growth and operating results could be adversely affected.

We plan to generate revenues and earnings by acquiring existing pain management clinics and augmenting their established treatment protocols with the Protocol, our own proprietary system for treating and managing chronic pain. The success of our business plan will be affected by our ability to identify suitable clinics for acquisition and our ability to negotiate and close on clinic acquisitions in a timely manner and on favorable terms. There can be no assurances that we will be successful in identifying additional clinics suitable for acquisition or that we will be able to close on clinic acquisitions in a timely manner and/or on terms favorable to us.

If we are unable to implement our growth strategy at our acquired clinics, our operating margins and profitability could be adversely affected.

We plan to increase revenues and earnings from the clinics we acquire by increasing the type and number of procedures performed and increasing the number of physicians performing procedures, consistent with the Protocol. In addition, we plan to obtain new or more favorable contracts with third party payors, increase the capacity of our clinics and increase patient and physician awareness of our clinics. Through this strategy we expect to increase the volume of procedures performed at our acquired clinics and result in higher revenues. However, procedure volume at our acquired clinics is susceptible to economic conditions, including high unemployment rates and other factors that may cause patients to delay or cancel previously planned procedures. As such, there can be no assurances that we will be successful at implementing our growth strategy at our acquired clinics.

If we are unable to manage the growth of our business through the acquisition of clinics our business and results of operations could be adversely affected.

At such time as we have acquired clinics, we may not be able to successfully integrate the operations of newly acquired clinics with our own, and we may not realize all or any of the expected benefits of acquiring new clinics as and when planned. The integration of operations of new clinics with our own will be complex, costly and time-consuming. We expect that the integration of the operations of new clinics will require significant attention from our senior management and will impose substantial demands on our operations and personnel, potentially diverting attention from other important pending projects. Therefore, we may not be able to successfully manage our growth within our budgetary expectations and anticipated timetable. Accordingly, we may fail to realize some or all of the anticipated benefits of acquiring new clinics, including increasing the scale of our operations, diversification, and cash flows and operational efficiency.

If we do not have sufficient capital resources to complete acquisitions and develop our clinics, our ability to implement our business plan could be adversely affected.

We will need capital to implement our business plan, and may seek to finance future clinic acquisitions and development projects through debt or equity financings. Disruptions to financial markets or other adverse economic conditions may adversely impact our ability to complete any such financing or the terms of any such financing may be unacceptable or unfavorable to us. To the extent that we undertake financings with our equity securities, our current shareholders will experience ownership dilution. To the extent we incur debt, we may have significant interest expense and may be subject to covenants in the related debt agreements that restrict the conduct of our business. No assurance can be given that we will be able to obtain financing necessary to implement our business plan or that the financing will be available on terms acceptable to us.

Since most medical clinics operate on a cash rather than an accrual basis, we may not be able to accurately determine the profitability or current assets of clinics that are acquisition prospects and pay too much for them which will adversely affect our profitability, diminish our tangible assets and increase our accounting costs.

We have observed that most of the financial statements of clinics that we have reviewed are prepared on a cash basis rather than on an accrual basis and that no information is available on the value or aging of Accounts Receivable or Accounts Payable. As a result, this information must be obtained through audits which will increase our accounting costs and, if the records are incomplete, may lead to incorrect estimates, overpayment for certain clinics and diminished asset value. In addition, all clinics operating on a cash basis will have to be converted to accrual accounting which will also lead to additional costs that could have an adverse effect on our profitability.

Implementation of the Protocol may not meet our expectations, and any such failure would adversely affect our ability to implement our business plan.

We anticipate that a material portion of our revenues will be derived from the introduction of the Protocol into acquired clinics and possibly through licensing the Protocol to other entities, such as hospitals. We can give no assurance that the Protocol will be widely accepted or that we will be able to receive enough, or any, funding from payors to introduce or sustain the Protocol in any given clinic, or at all. Because the Protocol is a new medical approach, it is possible that wide acceptance will never be attained which would have an adverse effect on our business, financial condition and results of operations.

If we are unable to secure CARF accreditation for our acquired clinics, our revenues, credibility and market acceptance may be adversely affected.

CARF is an organization that provides accreditation for medical rehabilitation, including pain management therapies. While CARF accreditation is voluntary, and the process for accreditation is rigorous and costly, we wish to secure accreditation for the clinics we acquire to demonstrate that a standardized service is available in all clinics that use the Protocol. If we fail to achieve accreditation for some or any of our clinics, our reputation may be adversely affected and we may have difficulty attracting a suitable number of patients or third party payors to generate additional revenues at our acquired clinics.

No clinical trials of the Protocol have been undertaken and, if such trials are completed, there is no assurance that the Protocol will demonstrate any comparative advantage to standard medical approaches.

The evidence for the effectiveness of the Protocol is derived from two preliminary studies and patient testimonials that have relied on subjective evaluations of pain relief by patients. Although we wish to undertake formal clinical trials and test the Protocol against standard medical approaches for pain relief using standardized methodology, there is no assurance that such clinical trials will ever take place due to the expense of conducting such trials. While we perceive advantages to the Protocol based upon our studies, clinical trials, if conducted, may not show any measurable advantage of the Protocol over standard medical approaches to pain care which could affect the marketability of the Protocol, and thus negatively impact on our ability to implement our business plan.

A lack of formal intellectual property protection for the Protocol may result in unauthorized use by physicians or clinics.

The Protocol is a trade secret and, without formal intellectual property (“IP”) protection, is vulnerable to unauthorized use. Although trade secret protection is often chosen as a means to protect IP, it leaves a company with few options to take action if a third party manages to reverse engineer or copy the trade secret. To protect our interests, we do not provide any information on the Protocol to third parties without a Non-Disclosure Agreement (“NDA”) in place. We intend to strengthen our IP protection options in due course with more rigorous NDAs as well as copyright protection. We also intend to evaluate patenting certain key procedures or apparatus related to the Protocol. However, we may not be able to support the expense of taking such steps and, even after we have taken all reasonable steps to protect our IP, it is still possible that unauthorized third parties will use our IP. If such unauthorized use of our IP does occur, our ability to stop such practices may be very limited and, if so, we will likely lose some potential revenues.

In order to treat patients, the Protocol requires extensive orientation and training of personnel, which may be beyond our capabilities, or unavailable.

The Protocol involves a number of different procedures, types of personnel, products, apparatus, supplements and medications. At this time, we only have our executive officers available to provide the training needed for a clinic to adopt the Protocol. To mitigate this problem, we may seek to establish a training center at a centrally-located clinic that has the resources to accommodate mandatory training courses. Also, we may run mandatory training programs in different centers across the United States to accommodate the needs of new clinics. However, the personnel needed to treat patients using the Protocol may not be available at a particular clinic. We believe we may need to engage the services of independent health care professionals to provide selected services in our acquired clinics until we are in a position to hire our own professionals. However, personnel needed to deliver the Protocol to patients may not be available in the area of our acquired clinics, which may lead to high travel and accommodation costs to have the necessary personnel available, which, in turn, could adversely affect our profitability.

If we are restricted from establishing pharmacies associated with our clinics, there will be an adverse affect on our revenues and profits.

We expect a significant portion of our revenues to come from pharmacies associated with our clinics. Although one of the clinics with which we are negotiating acquisition terms does include an associated pharmacy, we can provide no assurance that the federal, state or municipal regulations will allow a pharmacy to be established at any particular clinic we acquire in the future. If we are unable to open pharmacies at our clinics, our revenue and profit potential will be adversely affected.

Regulators at the federal and state level are monitoring and restricting the prescribing and use of pain medications which could have an adverse effect on our growth.

State and federal regulators are enforcing new restrictions to reduce the amount of abuse of strong and addictive pain medications, such as opiates. In some states, such as Florida, a moratorium on new licenses for pain management clinics has been put in place in an attempt to stop the illegal distribution of such medications. Such restrictions on the licensing of new clinics could have a material effect on our business because a significant component of our planned growth is expected to come from expanding our clinics into new locations within a geographical area.

Risks specific to our industry

The healthcare regulatory and political framework is uncertain and evolving.

Healthcare laws and regulations may change significantly in the future which could adversely affect our financial condition and results of operations. We will continually monitor these developments and modify our operations from time to time as the legislative and regulatory environment changes.

In March 2010, President Barack Obama signed one of the most significant health care reform measures in decades providing healthcare insurance for approximately 30 million more Americans. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Affordability Reconciliation Act (collectively, the “ACA”), substantially changes the way health care is financed by both governmental and private insurers, including several payment reforms that establish payments to hospitals and physicians based in part on quality measures, and may significantly impact our industry. We are unable to predict what effect the ACA or other healthcare reform measures that may be adopted in the future will have on our business.

The healthcare industry is highly regulated, and government authorities may determine that we have failed to comply with applicable laws or regulations.

The healthcare industry and physicians’ medical practices, including the healthcare and other services that we and our affiliated physicians intend to provide, are subject to extensive and complex federal, state and local laws and regulations, compliance with which will impose substantial costs on us. Of particular importance are the provisions summarized as follows:

●	federal laws (including the federal False Claims Act) that prohibit entities and individuals from knowingly or recklessly making claims to Medicare and other government programs that contain false or fraudulent information or from improperly retaining known overpayments;
●	a provision of the Social Security Act, commonly referred to as the “anti-kickback” law, that prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for items and services covered, in whole or in part, by federal healthcare programs, such as Medicare;
●	a provision of the Social Security Act, commonly referred to as the Stark Law, that, subject to limited exceptions, prohibits physicians from referring Medicare patients to an entity for the provision of certain “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including a compensation arrangement) with the entity;
●	similar state law provisions pertaining to anti-kickback, fee splitting, self-referral and false claims issues, which typically are not limited to relationships involving federal payors;
●	provisions of HIPAA that prohibit knowingly and willfully executing a scheme or artifice to defraud a healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;
●	state laws that prohibit general business corporations from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices, such as splitting fees with physicians;

It is possible that future legislation and regulation, aside from the ACA, and the interpretation of existing and future laws and regulations could have a material adverse effect on our ability to operate under Medicare and Medicaid and to continue to serve and attract new providers and patients. In addition, we believe that our business will continue to be subject to increasing regulation, the scope and effect of which we cannot predict. See Item 1. Business-“Government Regulation.”

We may in the future become the subject of regulatory or other investigations or proceedings, and our interpretations of applicable laws, rules and regulations may be challenged.

Regulatory authorities or other parties may assert that our arrangements with our affiliated professional contractors constitute fee splitting or the corporate practice of medicine and seek to invalidate these arrangements, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock. Regulatory authorities or other parties also could assert that our relationships, including fee arrangements, among our affiliated professional contractors, hospital clients or referring physicians violate the anti-kickback, fee splitting or self-referral laws and regulations or that we have submitted false claims or otherwise failed to comply with government program reimbursement requirements. Such investigations, proceedings and challenges could result in substantial defense costs to us and a diversion of management’s time and attention. In addition, violations of these laws are punishable by monetary fines, civil and criminal penalties, exclusion from participation in government-sponsored healthcare programs, and forfeiture of amounts collected in violation of such laws and regulations, any of which could have a material adverse effect on our business, financial condition, results of operations, cash flows and the trading price of our common stock.

Our records and submissions to funding agencies may contain inaccurate or unsupportable coding which could cause us to overstate or understate our revenue and subject us to various penalties.

A major component of the regulatory environment is the interpretation of billing procedures established by the American Medical Association and provided in the Current Procedural Terminology (“CPT”) code set. The CPT code set describes medical, surgical, and diagnostic services and is designed to communicate uniform information about medical services and procedures among physicians, coders, patients, accreditation organizations, and payors for administrative, financial, and analytical purposes. CPT coding is similar to the International Statistical Classification of Diseases and Related Health Problems (“ICD”), a medical classification list by the World Health Organization except that CPT identifies the services rendered rather than the diagnosis on the claim. The 9th revision of the ICD (“ICD-9”) describes approximately 14,000 procedures, while the 10th revision (“ICD-10”), when implemented, will describe about 70,000 procedures. Inaccurate or unsupportable coding, inaccurate records for patients and erroneous claims could result in inaccurate fee revenue being reported. Such errors are subject to correction or retroactive adjustment in later periods and may be reflected in financial statements for periods subsequent to the period in which the revenue was recorded. We may also find that we are required to refund a portion of the revenue that we received, which, depending on its magnitude, could damage our relationship with the subject funding agency and have a material adverse effect on our results of operations or cash flows.

The Centers for Medicare and Medicaid Services (“CMS”) has expanded the pilot recovery audit contractor (“RAC”) program to a permanent nationwide program. RACs are private contractors contracting with CMS to identify overpayments and underpayments for services through post-payment reviews of claims submitted by Medicare and Medicaid providers. The Healthcare Reform Acts expands the RAC program’s scope to include managed Medicare and to include Medicaid claims by requiring all states to establish programs to contract with RACs. All states were required to implement Medicaid RAC programs by January 1, 2012. In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. The Healthcare Reform Acts increases federal funding for the MIC program for federal fiscal year 2011 and later years. In addition to RACs and MICs, the state Medicaid agencies and other contractors have increased their review activities. MICs are assigned to five geographic regions and have commenced audits in states assigned to those regions. It is possible that our clinics will receive letters from RAC auditors requesting repayment of alleged overpayments for services and will incur expenses associated with responding to and appealing these RAC requests, as well as the costs of repaying any overpayments. Demands for repayments can occur even if a clinic is acquired by means of an asset transfer. If we have inadequate resources to enable us to dispute and overturn such demands for overpayments, it is possible that such payments will have to be returned which could have a material adverse effect on our financial condition and results of operations.

We intend to use third party coding and billing agencies but there is no assurance that such agencies will not make coding and billing errors causing us to understate or overstate revenues, subjecting us to penalties and demands for refunds or leading to attempts to recover funds.

Interpretation of the correct billing procedures mandated by the ICD-9 and the ICD-10, when implemented, requires specific expertise. It is our intention to employ the services of qualified, third party coding and billing services to maximize billing revenues. There are a number of such third party agencies and their level of expertise and experience varies. Regardless of which agency we may use, there is no assurance that correct codes will be used which could lead to a significant reduction in revenues that may be properly claimed or a significant overpayment to us from the funding agencies. In the case of overpayments, the funding agencies will most likely demand refunds and may impose penalties which could have a material and adverse effect on our business and results of operations. In the case of underpayments, we may attempt to resubmit the billings to recover the revenues that were not claimed. There could be a substantial cost to undertake this effort which would affect our projected profitability. There is no assurance that we would be successful in receiving further payments.

If we acquire a clinic that has made coding and billing errors prior to our ownership, we would most likely be liable for those errors that led to overpayments and may be subject to penalties as well as being required to provide refunds.

Historical coding and billing errors made by a clinic prior to our acquisition, even in the case of solely an asset acquisition, may require us to provide refunds to payors and possibly pay penalties. In the case of underpayments, it is very unlikely that we would be able to collect funds that were owed to the clinic prior to our acquisition. In order to mitigate this risk, we intend to employ consultants at the due diligence stage of acquiring a clinic to conduct a compliance audit. There can be no assurance that any such compliance audit will disclose any future liabilities for overpayments that any of our clinics may have incurred.

Changes in the rates or methods of third-party reimbursements for medical services could result in reduced demand for our services or create downward pricing pressure, which would result in a decline in our revenues and harm to our financial position.

Third-party payors such as Medicare, Tricare and commercial health insurance companies, may change the rates or methods of reimbursement for the services we plan to provide and could have a significant negative impact on those revenues. At this time, we cannot predict the impact of rate reductions will have on our future revenues or business. Moreover, patients on whom we will depend for the majority of our medical clinic revenues generally rely on reimbursement from third-party payors. If our patients receive decreased reimbursement, this could result in a reduced demand for our services or downward pricing pressures, which could have a material impact on our financial position.

Furthermore, the Budget Control Act of 2011 (“BCA”) requires automatic spending reductions of $1.2 trillion for federal fiscal years 2013 through 2021, minus any deficit reductions enacted by Congress and debt service costs. We are unable to predict how these spending reductions will be structured or how they would impact us, what other deficit reduction initiatives may be proposed by Congress or whether Congress will attempt to suspend or restructure the automatic budget cuts. We can give you no assurances that future changes to reimbursement rates by government healthcare programs, cost containment measures by private third-party payors or other factors affecting payments for healthcare services will not adversely affect our future revenues, operating margins or profitability.

Managed care organizations may prevent their members from using our services which would cause us to lose current and prospective patients.

Healthcare providers participating as providers under managed care plans may be required to refer medical services to specific medical clinics depending on the plan in which each covered patient is enrolled. These requirements may inhibit their members from using our medical services in some cases. The proliferation of managed care may prevent an increasing number of their members from using our services in the future which would cause our revenues to decline.

Stark Law prohibition on physician referrals may be interpreted so as to limit our prospects.

The Ethics in Patient Referral Act of 1989, as amended (the “Stark Law”), is a civil statute that generally (i) prohibits physicians from making referrals for designated health services to entities in which the physicians have a direct or indirect financial relationship and (ii) prohibits entities from presenting or causing to be presented claims or bills to any individual, third party payer, or other entity for designated health services furnished pursuant to a prohibited referral. Under the Stark Law, a physician may not refer patients for certain designated health services to entities with which the physician has a direct or indirect financial relationship, unless allowed under an enumerated exception. Under the Stark Law, there are numerous statutory and regulatory exceptions for certain otherwise prohibited financial relationships. A transaction must fall entirely within an exception to be lawful under the Stark Law.

The Stark Law contains significant civil sanctions for violations, including denial of payment, refunds of amounts collected in violation of the Stark Law and exclusion from Medicare programs. In addition, OIG may impose a penalty of $10,000 for submitting an illegal claim or not refunding such a claim on a timely basis and a civil monetary penalty of up to $100,000 for each circumvention arrangement or scheme.

We believe that any referrals between or among the Company, the physicians providing services and the facilities where procedures are performed will be for services compliant under the Stark Law. If these arrangements are found to violate the Stark Law, we may be required to restructure such services or be subject to civil or criminal fines and penalties, including the exclusion of our Company, the physicians, and the facilities from the Medicare programs, any of which events could have a material adverse effect on our business, financial condition and results of operations.

Some states have enacted statutes, similar to the federal Anti-Kickback Statute and Stark Law, applicable to our operations because they cover all referrals of patients regardless of the payer or type of healthcare service provided. These state laws vary significantly in their scope and penalties for violations. Although we will endeavor to structure our business operations to be in material compliance with such state laws, authorities in those states could determine that our business practices are in violation of their laws. This could have a material adverse effect on our business, financial condition and results of operations.

Fee-splitting prohibitions in some states may be interpreted so as to limit our prospects.

Many states prohibit medical professionals from paying a portion of a professional fee to another individual unless that individual is an employee or partner in the same professional practice. If we violate a state’s fee-splitting prohibition, we may be subject to civil or criminal fines, and the physician participating in such arrangements may lose his or her licensing privileges. Many states do not offer clear guidance on what relationships constitute fee-splitting, particularly in the context of providing management services for doctors. We have endeavored to structure our business operations in material compliance with these laws. However, state authorities could find that fee-splitting prohibitions apply to our business practices in their states. If any aspect of our operations were found to violate fee-splitting laws or regulations, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Facility licensure requirements in some states may be costly and time-consuming, limiting or delaying our operations.

State Departments of Health may require us to obtain licenses in the various states in which we have our pain care clinics. We intend to obtain the necessary material licensure in states where licensure is required. However, not all of the regulations governing the need for licensure are clear and there is limited guidance available regarding certain interpretative issues. Therefore, it is possible that a state regulatory authority could determine that we are improperly conducting business operations without a license in that state. This could subject us to significant fines or penalties, result in our being required to cease operations in that state or otherwise have a material adverse effect on our business, financial condition and results of operations.

Health Insurance Portability and Accountability Act compliance is critically import to our continuing operations.

In December 2000, the U.S. Department of Health and Human Services (“DHHS”) released final health privacy regulations implementing portions of the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”). These final health privacy regulations were effective in April 2003, for providers that engage in certain electronic transactions, including the submission of claims for payment. Additionally, DHHS published final standards to protect the security of health-related information in February 2003. Finally, in August 2009 DHHS published interim final breach notification regulations implementing section 13402 of the Health Information Technology for Economic and Clinical Health (“HITECH”) Act. The HIPAA privacy and security regulations and the HITECH Act extensively regulate the use and disclosure of individually identifiable health-related information. Our clinics and physicians will be covered entities under HIPAA if those entities provide services that are reimbursable under Medicare or other third-party payers. Although the covered health care providers themselves are primarily liable for HIPAA compliance, as a “business associate” to these covered entities we are bound indirectly to comply with the HIPAA privacy regulations, and we are directly bound to comply with certain of the HIPAA security regulations. Although we cannot predict the total financial or other impact of these privacy and security regulations on our business, compliance with these regulations could require us to incur substantial expenses, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under the Administrative Simplification Provisions.

If we are unable to effectively compete for physicians, contracts, patients and strategic relationships, our business would be adversely affected.

The healthcare business is highly competitive. We will be competing with other facilities, such as hospitals and private clinics, for physicians to staff our clinics, patients and to obtain contracts with funding agencies. In some of the markets in which we plan to operate, there are shortages of physicians in our targeted specialty. In addition, physicians, hospitals, payors and other providers may form integrated delivery systems that restrict physicians who may otherwise be willing to treat certain patients at our clinics on a part-time basis outside of their main employment. These restrictions may impact our clinics and the medical practices of physicians with whom we may otherwise enter into service agreements. Some of our competitors may have greater resources than we do, including financial, marketing, staff and capital resources, have or may develop new technologies or services that are attractive to physicians or patients, or have established relationships with physicians and payors.

We may also be competing in the future with public and private companies in the development and acquisition of clinics. Further, many physician groups develop clinics without a corporate partner. We can give you no assurances that we will be able to compete effectively in any of these areas.

Competition for the acquisition of new clinics and other factors may impede our ability to acquire clinics and may inhibit our growth.

We anticipate that the future growth of our business will be dependent upon our successful acquisition of clinics. The success of this strategy depends upon our ability to identify suitable acquisition candidates, reach agreements to acquire these clinics, obtain necessary financing on acceptable terms and successfully integrate the operations of these businesses. In pursuing acquisition opportunities, we may compete with other companies that have similar growth strategies. Some of these competitors are larger and have greater financial and other resources than we have. This competition may prevent us from acquiring clinics that could generate substantial revenues for our business.

If regulations or regulatory interpretations change, we may be obligated to buy out interests of physicians who retain equity in any clinics in which we have the majority interest.

We expect that we will acquire complete ownership of most of the clinics that we choose to purchase either through share or asset purchases although in some cases, the selling physician or physicians may retain a minority interest. If certain regulations or regulatory interpretations change, we may be obligated to purchase some or all of the non-controlling interests of the physician partners. The regulatory changes that could trigger such obligations include changes that:

●	make the referral of Medicare and other patients to our clinics by physicians affiliated with us illegal;
●	create the substantial likelihood that cash distributions from limited liability companies to the affiliated physicians will be illegal; or
●	cause the ownership by the physicians of interests in limited liability companies to be illegal.

The cost of repurchasing these non-controlling interests would be substantial if a triggering event were to result in simultaneous purchase obligations at a substantial number or at all of our clinics. We anticipate that the purchase price to be paid in such event would be determined by a predefined formula set out in a shareholders’ agreement, which also provide for the payment terms, generally over a period of time. There can be no assurance, however, that our existing capital resources would be sufficient for us to meet the obligations, if they arose, to purchase these non-controlling interests held by physicians. The determination of whether a triggering event has occurred generally would be made by the concurrence of our legal counsel and counsel for the physician partners or, in the absence of such concurrence, by a nationally recognized law firm having an expertise in healthcare law jointly selected by both parties. Such determinations therefore would not be within our control. The triggering of these obligations could have a material adverse effect on our financial condition and results of operations. While we will ensure, to the best of our abilities that physician ownership of an interest in any clinic is in compliance with applicable laws, we can give no assurances that legislative or regulatory changes would not have an adverse impact on us. From time to time, the issue of physician ownership in clinics is considered by some state legislatures and federal and state regulatory agencies.

Risks Related to Our Securities

Our stock price may be volatile or may decline regardless of our operating performance, and you may lose part or all of your investment.

While there is no current market for our common stock, when a market develops, the market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control, including:

●	market conditions or trends in the healthcare industry or in the economy as a whole;

●	actions by competitors;

●	actual or anticipated growth rates relative to our competitors;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	economic, legal and regulatory factors unrelated to our performance;

●	any future guidance we may provide to the public, any changes in such guidance or any difference between our guidance and actual results;

●	changes in financial estimates or recommendations by any securities analysts who follow our common stock;

●	speculation by the press or investment community regarding our business;

●	litigation;

●	changes in key personnel; and

●	future sales of our common stock by our officers, directors and significant shareholders.

In addition, the over-the-counter markets in which we anticipate our common stock being quoted, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These broad market fluctuations may materially affect our stock price, regardless of our operating results. When a trading market begins, the price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, these factors may make it more difficult or impossible for you to sell our common stock for a positive return on your investment. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

Shares of our common stock when trading, may lack a significant trading market, which could make it more difficult for an investor to sell our common stock.

While we were recently approved for trading by the Financial Industry Regulatory Authority (“FINRA”), shares of our common stock are not currently trading or quoted in the over-the-counter market. There is no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities quoted in the over-the-counter markets as opposed to securities traded on a national exchange. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, or to obtain coverage for significant news events concerning us, and our common stock could become substantially less attractive for investment by financial institutions, as consideration in future capital raising transactions or for other purposes.

Our common stock is subject to the “penny stock” rules of the SEC and the trading market in our securities is limited, which makes transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

The SEC has adopted Rule 3a51-1 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that (i) has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, or (ii) is not registered on a national securities exchange or listed on an automated quotation system sponsored by a national securities exchange. For any transaction involving a penny stock, unless exempt, Rule 15g-9 of the Exchange Act requires:

●	that a broker or dealer approve a person’s account for transactions in penny stocks; and
●	the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

●	obtain financial information and investment experience objectives of the person; and
●	make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

●	sets forth the basis on which the broker or dealer made the suitability determination; and
●	attests that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Due to the requirements of the penny stock rules, many broker-dealers have decided not to trade penny stocks. As a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our securities. Moreover, if our securities are subject to the penny stock rules, investors will find it more difficult to dispose of our securities.

Future sales of shares of our common stock, or the perception in the public markets that these sales may occur, may depress our stock price.

The market price of our common stock could decline significantly as a result of sales of a large number of shares of our common stock in the market after our stock commences trading. In addition, if our significant shareholders sell a large number of shares, or if we issue a large number of shares, the market price of our stock could decline. Any issuance of additional common stock, or warrants or options to purchase our common stock, by us in the future would result in dilution to our existing shareholders. Such issuances could be made at a price that reflects a discount or a premium to the then-current trading price of our common stock. Moreover, the perception in the public market that shareholders might sell shares of our stock or that we could make a significant issuance of additional common stock in the future could depress the market for our shares. These sales, or the perception that these sales might occur, could depress the market price of our common stock or make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We could issue additional common stock, which might dilute the book value of our common stock.

Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Our certificate of incorporation, as amended, authorizes the issuance of up to 100,000,000 shares. As of December 31, 2013 there were 45,000,000 shares of our common stock outstanding. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock or debt securities to complete a business combination or to raise capital. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote, and might dilute the book value of our common stock. You may incur additional dilution if holders of stock options and warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

We do not anticipate paying dividends in the foreseeable future, and, accordingly, any return on investment may be limited to the value of our common stock.

We do not anticipate paying cash dividends on our common stock in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the Board of Directors may consider relevant. We intend to follow a policy of retaining all of our earnings to finance the development and execution of our strategy and the expansion of our business. If we do not pay dividends, our common stock may be less valuable because a return on your investment will occur only if our stock price appreciates.

Our largest shareholder has significant control over our common stock and may be able to control our Company indefinitely.

Our largest shareholder currently has beneficial ownership of approximately 70% of our outstanding common stock. This significant stockholder therefore has considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors and the approval of significant corporate transactions.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As of December 31, 2013, there were no outstanding or unresolved staff comments on the company.

ITEM 2. PROPERTIES

We have office services provided to us at 48 Wall Street, New York, NY 10005. We have no other properties but are actively pursuing the acquisition of a number of clinics that specialize in the treatment and management of chronic pain.

ITEM 3. LEGAL PROCEEDINGS

At the time of this report, we are not involved in any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. As of December 31, 2013 our Common Stock was not trading on any public trading market or stock exchange. No assurance can be given that any market for our Common Stock will ever develop. However, we were recently approved for trading by the Financial Industry Regulatory Authority (“FINRA”) under the symbol, OCAQ, and expect to have our shares commence trading on the OTCQB in the near future.

(b) Unregistered Sales of Equity Securities. On October 18, 2013, pursuant to the Exchange Agreement, we issued 31,500,000 shares of our restricted common stock to Champion Toronto, which was the shareholder of CPCC, in exchange for all of the outstanding capital stock of CPCC. The issuance of our common stock to Champion Toronto was exempt from the registration requirements of the Securities Act pursuant to Section 4(2). These shares of our common stock have not been registered under the Securities Act and may not be offered or sold absent registration or an applicable exemption from registration requirements. Also effective on October 18, 2013, concurrent with the completion of the Exchange Agreement, 8,500,000 of our restricted common shares were issued to 11 individuals for past services rendered.

(c) Holders. Our authorized capital consists of 100,000,000 shares of common stock, par value of $0.0001 per share. As of December 31, 2013, there were 45,000,000 shares of Common Stock issued and outstanding held by 51 record holders. No other classes of shares are issued or authorized.

(d) Dividend Policy

We have not declared or paid any cash dividends on our Common Stock and do not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on our earnings, if any, our capital requirements and financial condition and such other factors as the Board of Directors may consider.

ITEM 6. SELECTED FINANCIAL DATA.

This item is not required for smaller reporting companies.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following discussion highlights the principal factors that have affected our financial condition and results of operations as well as our liquidity and capital resources for the periods described. This discussion should be read in conjunction with our Consolidated Financial Statements and the related notes included in Item 8 of this Form 10-K. This discussion contains forward-looking statements. Please see the explanatory note concerning “Forward-Looking Statements” in Part I of this Annual Report on Form 10-K and Item 1A. Risk Factors for a discussion of the uncertainties, risks and assumptions associated with these forward-looking statements.

We intend to acquire equity ownership or assets of medical clinics that specialize in the treatment and management of chronic pain.

The acquisition of clinics depends on the availability of funding and we have not yet secured sufficient funding. On January 31, 2014, we entered into a Corporate Finance Engagement with Xnergy Financial LLC a New York and California based company, to secure the financing required for us to accomplish the goals set forth above. Xnergy Financial is an international investment banking firm providing debt and equity, merger and acquisition and financial advisory services to emerging growth and middle market companies. More information on Xnergy Financial is available at http://www.xnergy.biz/.

We are interested in acquiring clinics which are generating revenues and have either positive cash flow or are undervalued and have significant turnaround potential in exchange for cash and/or our securities. We currently have Memoranda of Understanding with four such clinics and have identified approximately ten additional clinics that are prospects for acquisition. We have not yet actively sought out such clinics but have had the prospects brought to our attention by business brokers and word of mouth. We will attempt to build a critical mass of clinics within selected geographical areas so that we can achieve efficiencies in administration, purchasing, opportunities for personnel and other activities that will benefit from having a number of clinics in close proximity.

The structure of our acquisitions are expected to vary. We intend to acquire 100% of a clinic’s equity but, depending on federal, state and municipal laws governing the ownership of medical clinics, we may enter into joint venture or partnership agreements in which we own less than 100% of a particular clinic or even be in a minority position. We may also enter into agreements to sub-license the Protocol to both private and public sector clinics and have no ownership.

We anticipate that the acquisition of clinics will be complex, risky and expensive in the early stages. As we gain experience, the risks and expenses may be mitigated but, due to the highly fragmented nature of the market, each acquisition will present unique opportunities and problems. Physicians may have personal attachments to their clinics and overvalue them. Accounting records, which generally do not adhere to GAAP, may be incomplete, inaccurate and poorly organized which will lead to complex and expensive audits and conversion to GAAP. Detailed and costly due diligence will be needed and conducted with the assistance of independent consultants to ensure the accuracy and validity of billing codes for all procedures performed at every clinic since payors may demand reimbursement, even after an asset transfer, if there are errors. Retiring physicians may be difficult to replace and physicians that stay with their clinics may not work well under the requirements of a public company. The same problems of replacing or working with key employees are also expected to occur which would add to the costs of human resources management. Integrating the operations of individual clinics, adopting best practices and new technologies, securing CARF accreditation and building a national brand will be complex and difficult, especially if any physicians in charge of clinics are resistant to change. Existing and changing legislation at the federal, state and municipal levels will require constant due diligence and updating to ensure that any particular clinic is in compliance with all applicable laws. The amount of scrutiny and restrictions that medical clinics and physicians are subjected to will also increase the burden and expense of compliance. Compliance with securities laws and regulations will affect each acquisition since it is our intention to offer our securities for all or part of each acquisition. The owners of the clinics may be required to incur significant legal and accounting costs in connection with the acquisition of a clinic, including the costs of providing information for SEC filings, agreements and related reports and documents. The Securities Exchange Act of 1934 (the “34 Act”), specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings. Certain clinic owners may refuse to comply and not proceed with a transaction even if we offer to bear the cost and deduct that from the purchase price. Other unforeseen obstacles may also inhibit or prohibit any acquisition at any time and even require divestment of certain clinics.

The analysis of new acquisition prospects will be undertaken by, or under the supervision of, our President and COO who are not professional business analysts. To assist management with acquisitions, we will engage the services of consultants and advisors in addition to our legal counsel and accountants to evaluate such information as the billing practices, medical procedures and personnel. We will concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through business brokers, word of mouth, direct solicitation of clinic owners, attending conferences or other referrals. In analyzing prospective clinic acquisitions we will consider such matters as the availability of required personnel, financial resources, working capital and other financial requirements, history of operations, prospects for the future, nature of present and expected competition, the quality and experience of management services which may be available and the depth of that management, specific risk factors, the potential for growth or expansion, existing and expected profitability, the perceived public recognition of services and name identification and other relevant factors. We will conduct site visits and meet personally with the owners, physicians, management and key personnel of each clinic and, to the extent possible, require written reports. We will not acquire any clinic for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Any merger or acquisition completed by us may have a significant dilutive effect on the percentage of shares issued by us.

We will participate in an acquisition only after the negotiation and execution of appropriate written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include miscellaneous other terms and will include provisions for non-competition, non-disclosure and non-solicitation.

As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the 34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K (or 10-KSB, as applicable). If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the clinic to be acquired in the closing documents, the closing documents may provide that the proposed transaction will be voidable, at the discretion of the present management of the Company.

Sources of revenues

At the time of this report, we have no revenues but after we complete an acquisition of at least one clinic we do expect to be generating revenues.

Critical Accounting Policies

Related parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes option pricing model, assuming maximum value, in accordance with ASC 815-15 “Derivative and Hedging” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Results of Operations

There were no operations prior to the date of this report. We are showing a loss of $781,815. Assets are $384 cash deposited with our subsidiary, Champion Pain Care Corp. in BMO Bank of Montreal. Liabilities are $819,236 and we are showing stockholders’ deficit of $818,852.

Year Ended December 31, 2013

Net Sales

We had no sales for either period.

Cost of sales

We had no cost of sales for either period.

Gross Profit or Loss

We had no gross profit or loss for either period.

Operating Expenses

For the period from January 31, 2013 (inception) through December 31, 2013, operating expenses of $781,815 were incurred. These expenses consisted of $59,914 for accounting, audit and legal fees. Legal fees included the costs for assisting us with the Exchange Agreement dated October 18, 2013 and the Form 8-K filed on October 23, 2013, reviewing information required by Spartan Securities Group Ltd. to submit a Form 15c2-11 to the Financial Industry Regulatory Authority (“FINRA”) on our behalf, preparing investment documents and general legal counsel. Under the Services Agreement between CPCC and Champion Toronto, services provided by Champion Toronto included completing the Exchange Agreement, the Form 8-K dated October 23, 2013, submission of the Form 15c2-11 to FINRA, evaluating acquisition prospects, preparation and negotiation of Memoranda of Understanding (“MoU”) with medical clinics, due diligence investigations of medical clinics under MoU, preparing marketing materials and financial projections for prospective investors participating in discussions with prospective investors and for fulfilling our general administrative requirements.

Net Loss

We had a net loss of $781,815 for the year ended December 31, 2013.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2013 were $384. As of December 31, 2013 we had working capital deficit of $818,852.

We issued convertible debentures for a total of $47,690, which is also the amount outstanding as of December 31, 2013.

No warrants or options were issued from January 31, 2013 (inception) through December 31, 2013.

We are actively looking for either equity or debt financing or both to settle our current and future liabilities and to accomplish our plans but there is no assurance that we will be able to do so.

Commitments

We do not have any commitments which are required to be disclosed as of December 31, 2013.

Off-Balance Sheet Arrangements

As of December 31, 2013, we are not aware of any off-balance sheet transactions requiring disclosure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Financial Statements below, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On May 17, 2013, the Board of Directors of OICco Acquisition I, Inc.. (the “Company”) terminated the engagement of Sam Kan & Company (“SKC”) as the Company’s independent registered accounting firm. This action effectively dismissed SKC as the Company’s independent registered accounting subsequent to the fiscal year ending December 31, 2011.

On May17, 2013, the Company’s Board of Directors appointed Malone Bailey LLP (“Malone Bailey”) as the Company’s new independent registered accounting firm. During the Company’s two most recent fiscal years and through December 31, 2013, neither the Company nor anyone acting on the Company’s behalf consulted Malone Bailey with respect to any of the matters or reportable events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CEO, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the CEO concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CEO, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2013, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Based on that assessment, our management has determined that as of December 31, 2013, the Company’s internal control over financial reporting were not effective for the purposes for which it is intended. Specifically, management’s evaluation was based on the following material weaknesses, which existed as of December 31, 2013:

●	There is a lack of segregation of duties necessary for a good system on internal control due to insufficient accounting staff due to the size of the Company.
●	Management and accounting staffs lack qualifications and training to fulfill their assigned accounting and reporting functions.
●	There is a lack of controls related to multiple levels of review and overall supervision over financial reporting and related financial statements disclosures.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2013.

Name	Position	Age	Period of Service(1)

Terrance Owen	CEO and Director	68	October 18, 2013 to present
Jack Fishman	President and Director	56	October 18, 2013 to present
Emil Schiller	COO and Director	58	October 18, 2013 to present

Our executive officers are appointed by, and serve at the discretion of, our Board of Directors. Each executive officer is a full time employee. Our directors hold office for one-year terms or until their successors have been elected and qualified. There are no family relationships between any of our directors, executive officers or other key personnel and any other of our directors, executive officers or key personnel. There are no arrangements or understandings between any of our directors or executive officers and any other persons pursuant to which such director or executive officer was selected in that capacity.

BACKGROUND OF DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Terrance Owen, CEO and Director

Dr. Owen obtained a BSc (Honours) in Biology from the University of Victoria in1968, a MSc in Biology from the University of New Brunswick in 1970, a PhD in Zoology from the University of British Columbia in 1974 and a MBA from Simon Fraser University, British Columbia in 1991. From 2000 to 2013, Dr. Owen was the President, CEO & Director of ALDA Pharmaceuticals Corp. and serves as a Director and on the audit committees of a number of other public companies that are listed on the TSX Venture Exchange. From December, 1980 to April 2002, Dr. Owen was the President of Helix Biotech ULC, a laboratory providing DNA identity testing services for paternity, immigration and forensic cases. He was the President and a director of Helix BioPharma Corp. from July, 1995 to June, 1998. Dr. Owen has been advising Champion Toronto since April, 2012 and was appointed as our CEO in July, 2013.

Jack Fishman, President and Director

Mr. Fishman is one of our co-founders and leads the development and the integration of corner office strategy to front line solutions. Mr. Fishman has a successful 22-year career track record of business growth, innovation and experience in general management, sales and marketing. He has provided strategic leadership for a diverse range of major corporations and has helped develop and launch new consumer award winning business initiatives for Snap-On-Tools and Honda. He is often sought out for keynote speeches at marketing conferences, most recently the National Public Relations Conference. He has been with Champion Toronto since its formation in and was appointed as our President and as a Director on our incorporation date.

Emil Schiller, COO and Director

Mr. Schiller is a co-founder of the Company. Under his leadership, his operational and team building programs have benefited a number of companies. Mr. Schiller is responsible for financial, operational, planning and distribution systems. Mr. Schiller is a seasoned executive with more than 22 years of international business experience. He has a broad range of high-level management experience within several industries. He has an extensive business background, having initiated several culture change initiatives, including the introduction of quality improvement programs to ensure consistent delivery of standards of excellence for major retail chains across North America. He has also been with Champion Toronto since its formation in and was appointed as our COO and as a Director on our incorporation date.

Involvement in certain legal proceedings

During the past ten years, none of our directors or executive officers has been:

●	the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

●	found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

●	subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

●	subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

None of our directors, executive officers or affiliates, or any beneficial owner of 5% or more of our common stock, or any associate of such persons, is an adverse party in any material proceeding to, or has a material interest adverse to, us or any of our subsidiaries.

Director Independence

Our Board of Directors is currently comprised of three directors, Dr. Owen, Mr. Fishman and Mr. Schiller, none of whom qualify as “Independent” directors for the purposes of the NASDAQ listed company standards currently in effect and all applicable rules and regulations of the SEC.

Compensation and Audit Committees

As we only have three board members and limited operations, we do not have separate or independent audit or compensation committees. Our Board of Directors has determined that it does not have an “audit committee financial expert,” as that term is defined in Item 407(d)(5) of Regulation S-K. In addition, we have not adopted any procedures by which our shareholders may recommend nominees to our Board of Directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2013 the Reporting Persons have not complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that we will be doing so at our earliest opportunity.

ITEM 11. EXECUTIVE COMPENSATION

Executive compensation

To date, no compensation has been paid to any of our executives. We do not expect to establish employment agreements with our Canadian executives due to restrictions on citizens of foreign countries receiving compensation directly from companies in the United States. Rather, we will establish a Services Agreement with Champion Toronto so that Champion Toronto will provide the management services of our executives through Champion Toronto. Employment agreements and incentive programs will be established for executives who are citizens of the United States.

Compensation of Directors

To date, no compensation has been paid to any of our directors. In the future, we do not expect to compensate non-independent directors but we will consider compensation for any independent directors who are appointed.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information as of the date of this report regarding the number and percentage of our Common Stock (being our only voting securities) beneficially owned by each officer, director, each person (including any “group” as that term is used in Section 13(d)(3) of the Exchange Act) known by us to own 5% or more of our Common Stock, and all officers and directors as a group.

Name of Beneficial Owner of Shares	Class	Shares	Percent of Class

Champion Care Corp.	Common Stock	31,500,000	70.0%
635 Fourth Line, Unit 1, Oakville, ON, L6L 5B0, Canada

Terrence Owen	Common Stock	31,500,000	70.0%(1)
635 Fourth Line, Unit 1, Oakville, ON, L6L 5B0,
Canada

Jack Fishman	Common Stock	31,500,000	70.0%(1)
635 Fourth Line, Unit 1,
Oakville, ON, L6L 5B0,
Canada

Emil Schiller	Common Stock	31,500,000	70.0%(1)
635 Fourth Line, Unit 1,
Oakville, ON, L6L 5B0,
Canada

Miguel Dotres
44412 8th Street SW
Vero Beach, FL 32968	Common Stock	4,000,000	8.9%

(1)Applicable percentage of ownership is based on 45,000,000 shares of Common Stock outstanding as of the date of this Annual Report. Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Shares of Common Stock are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person. Note that affiliates are subject to Rule 144 and insider trading regulations. The percentage computation is for form purposes only .Messrs. Owen, Fishman and Schiller are the directors of Champion Care Corp. the record owner of 31,500,000 shares and as such, may be deemed to be the beneficial owners of the Champion Care Corp. Shares. Neither Champion Care Corp. nor the other individuals set forth herein, as of the date of this report, have filed reports on Schedule 13D.

Unless otherwise indicated, we have been advised that all individuals or entities listed have the sole power to vote and dispose of the number of shares set forth opposite their names. For purposes of computing the number and percentage of shares beneficially owned by a security holder, any shares which such person has the right to acquire within 60 days of the date of this report are deemed to be outstanding, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other security holder. We currently do not maintain any equity compensation plans. We are not aware of any arrangements that could result in a change in control of the company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Exchange Agreement

On May 29th 2013, we entered into the Exchange Agreement with CPCC, a wholly owned subsidiary of Champion Toronto. Terrance Owen, Jack Fishman and Emil Schiller are the Directors and Executive Officers of both CPCC and Champion Toronto. On completion of the Exchange Agreement on October 18, 2013, Champion acquired a 70% interest in our company with the issuance of 31,500,000 our shares to Champion Toronto in exchange for 100% of the shares of CPCC which became our wholly owned subsidiary. Messrs. Owen, Fishman and Schiller also became Directors and Executive Officers of our company on October 18, 2013 as well.

Other material agreements

Champion license agreement

CPCC and Champion Toronto entered into a license agreement dated February 1, 2013, (“the License Agreement”) in which Champion Toronto provides CPCC with the exclusive rights to market and implement the Protocol in the United States (“the Territory”).

The material terms of the License Agreement area as follows.

Champion Toronto provides CPCC with the exclusive right to any of Champion Toronto’s knowhow and trademarks and the right to (i) enter into licensing, joint venture and acquisition agreements with clinics that provide pain management services under the direction of physicians who are properly licensed to practice medicine and qualified to treat patients using the Protocol in the Territory; (ii) establish pharmacies that will be within or associated with clinics acquired by Licensor as permitted by the regulations enforced by the applicable governments within the Territory; and (iii) take such steps that are deemed necessary to develop the business of pain management in the Territory.

The License Agreement is subject to the laws of Ontario, Canada and the initial term is five years with automatic renewals for new 5 year terms unless the agreement is otherwise terminated.

Champion Toronto was issued 10,000 shares of CPCC which were subsequently transferred to the Company pursuant to the terms of the Exchange Agreement. CPPC is entitled to a royalty of 10% of all Net Sales in the Territory meaning the amount of sales generated after the deduction of refunds, discounts, rebates and other reductions.

On completion of the Exchange Agreement, Champion Toronto, as our majority shareholder, would cause our Board of Directors to enter into a new license agreement containing standard representations and warranties as to royalties, remedies, termination, provisions for non-competition, non-solicitation, non-disclosure and ownership of developments, discoveries and new intellectual property and would cause the name of OICco to be changed to Champion Pain Care Corp.

Champion services agreement

CPCC and Champion Toronto entered into a services agreement dated February 1, 2013 with an effective date of December 1, 2012 (“the Service Agreement”) in which Champion Toronto agreed to provide management services to CPCC in exchange for fees and for reimbursement of the costs incurred by Champion Toronto.

The material terms of the Services Agreement area as follows.

●	To assist CPCC with the implementation of the License Agreement, Champion Toronto has been or will be providing the following services and any other services to which the parties mutually agree.
●	Provide training for the Protocol, for all of the Territory as defined in the License Agreement, through health care practitioners selected by Champion Toronto who are properly licensed to practice medicine and qualified to treat patients using the Protocol in the Territory.
●	Establish ‘clinical excellence’ that will be within or associated with the clinics acquired by CPCC as permitted by the regulations enforced by the applicable governments within the Territory.
●	Take any other actions that are required to develop the business of pain management in the Territory.
●	Oversee all marketing activities for the Protocol in the Territory.
●	Provide management for all administrative, financial, and technical matters.
●	Oversee the public listing process for CPCC including, identifying a suitable public company vehicle, ensuring complete regulatory compliance, listing on the OTC Market and registration of the shares for trading.

The License Agreement is subject to the laws of Ontario, Canada and the initial term is five years.

The fee structure is as follows.

●	Upon signing of the Services Agreement;	$10,000
●	January 1, 2013;	$10,000
●	Base payable the first of each month for the term of the agreement	$10,000
●	In addition to the Base, an hourly rate;	$ 400
●	Bonuses for clinic acquisitions as follows.
	- $10,000 plus 50,000 shares for each clinic that is acquired
	- $50,000 plus 200,000 shares for every ten (10) clinics that are acquired
●	Reimbursement of direct expenses

We expect that we will enter into a more comprehensive Services Agreement with Champion Toronto at the same time as we enter into a more comprehensive License Agreement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

MaloneBailey, LLP is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by MaloneBailey, LLP for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $12,000 in 2013.

Audit-Related Fees

There were no fees billed by MaloneBailey LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended December 31, 2013.

Tax Fees

No fees were billed by MaloneBailey, LLP for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2013.

There were no fees billed by MaloneBailey, LLP for other products and services for the fiscal year ended December 31, 2013.

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

OICco Acquisition I, Inc.

Date: April 15, 2014

	By:	/s/ Terrance Owen
Terrance Owen, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 15, 2014
	By:	/s/ Terrance Owen
Terrance Owen, CEO
(Principal Executive Officer)

Date: April 15, 2014
	By:	/s/ Terrance Owen
Terrance Owen, CEO
(Principal Financial and Accounting Officer)

OICCO ACQUISITION I, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

December 31, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

OICco Acquisition I, Inc.

(a development stage company)

New York, NY.

We have audited the accompanying consolidated balance sheet of OICco Acquisition I, Inc. and its subsidiary (a development stage company) (collectively, the “Company”) as of December 31, 2013, and the related consolidated statement of expenses, changes in stockholders’ deficit and cash flows for the period from January 31, 2013 (inception) through December 31, 2013.   These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of OICco Acquisition I, Inc. and its subsidiary as of December 31, 2013, and the results of their consolidated operations and their cash flows for the period from January 31, 2013 (inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has a working capital deficit and has incurred a net loss from operations. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Malone Bailey, LLP

www.malonebailey.com

Houston, Texas

April 15, 2014

OICco Acquisition I, Inc.

(A Development Stage Company)

Consolidated Balance Sheet

December 31, 2013
ASSETS
Current Assets
Cash	$384
Total Current Assets	384

TOTAL ASSETS	$384

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts Payable	$81,253
Related Party Payable	689,358
Accrued Liabilities	935
Convertible Debenture	47,690
Total Current Liabilities	819,236

Stockholders’ Deficit
Common Stock, $0.0001 par value; 100,000,000 shares authorized; 45,000,000 issued and outstanding	4,500
Additional Paid in Capital	(41,537)
Deficit Accumulated During the development Stage	(781,815)
Total Stockholders’ Deficit	(818,852)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$384

The accompanying notes are an integral part of these financial statements

F-3

OICco Acquisition I, Inc.

(A Development Stage Company)

Consolidated Statement of Expenses

For the period from January 31, 2013 (inception) through December 31, 2013

Operating Expenses	$(780,880)

Loss from Operations	(780,880)

Interest Expense	935

Net Loss	$(781,815)

Basic and diluted loss per common share	$(0.08)

Basic and diluted weighted average common shares outstanding	9,970,060

The accompanying notes are an integral part of these financial statements

OICco Acquisition I, Inc.

(A Development Stage Company)

Consolidated Statement of Cash Flows

For the period from January 31, 2013 (inception) through December 31, 2013

Cash Flows from Operating activities
Net Loss	$(781,815)
Changes in operating liabilities
Accounts payable	44,216
Related party payable	689,358
Accrued liabilities	935
Net cash used in operating activities	(47,306)

Cash flows from financing activities
Proceeds from convertible debentures	47,690
Net cash provided by financing activities	47,690

Net change in cash	384
Cash at beginning of period	—
Cash at end of period	$384

Supplemental Disclosures
Cash paid for interest	$—
Cash paid for income taxes	$—

Non-cash Transactions
Reverse merger adjustment	$37,037

The accompanying notes are an integral part of these financial statements

OICco Acquisition I, Inc.

(A Development Stage Company)

Consolidated Statement of Stockholders’ Deficit

For the period from January 31, 2013 (inception) through December 31, 2013

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 31, 2013 (Inception)	—	$—	$—	$—	$—

Issuance of founder shares	31,500,000	3,150	(3,150)	—	—

Reverse merger adjustment	13,500,000	1,350	(38,387)	—	(37,037)

Net loss	—	—	—	(781,815)	(781,815)

Balance, December 31, 2013	45,000,000	$4,500	$(41,537)	$(781,815)	$(818,852)

The accompanying notes are an integral part of these financial statements

OICCO ACQUISITION I, Inc.

(A Development Stage Company)

Notes to Financial Statements

December 31, 2013

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

OICco Acquisition I, Inc. (the Company) was incorporated under the laws of the State of Delaware on July 24, 2009.

On October 18, 2013, Champion Care Corp. (“Champion”) entered into a share exchange agreement with OICco Acquisition I, Inc. (the “Company”), a public shell company. Pursuant to the agreement, the Company acquired all of the outstanding shares of common stock of Champion Pain Care Corp.(“CPCC”), a Nevada corporation  and a wholly owned subsidiary of Champion by issuing 31,500,000 shares of its common stock to Champion in exchange for all of the CPPC issued and outstanding shares. As a result of the share exchange, the Champion shareholders controlled approximately 70% of the issued and outstanding common shares of the Company resulting in a change in control. The transaction was accounted for as a reverse recapitalization transaction., as the Company qualified as a non-operating public shell company given the fact that it held nominal monetary assets, consisting of only cash at the time of merger transaction.

CPCC holds the rights in the United States to a proprietary pain management protocol, the Champion Pain Care Protocol (the “Protocol”) which was licensed from Champion Toronto. The Company intends to acquire private medical clinics throughout the United States that specialize in the treatment and management of chronic pain and add the Protocol to the treatments already provided by acquired clinics. The Company currently has limited operations and, in accordance with ASC 915 “Development Stage Entities,” is considered a Development Stage Company.  The Company has been in the developmental stage since inception and has no operating history other than organizational matters.

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

Related Parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2013.

Income Taxes

The Company accounts for income taxes under ASC 740 “Income Taxes”.  Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period the enactment occurs. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

Derivative Financial Instruments

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Black-Scholes option pricing model, assuming maximum value, in accordance with ASC 815-15 “Derivative and Hedging” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument could be required within 12 months of the balance sheet date.

Beneficial Conversion Features

The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the common shares at the commitment date to be received upon conversion.

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 820, “Fair Value Measurements and Disclosures.” FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2013.

Concentration of Credit Risks

Financial instruments that potentially subject the company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp. limits. At December 31, 2013, there was no uninsured cash. Other financial instruments include notes payable and amounts due to related parties. Due to the short-term maturity of these obligations and the stated interest rates on notes payable, the carrying value of these instruments represent their fair value.

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of “basic” and “diluted” earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period including stock warrants and options, using treasury stock method, and convertible preferred stock using the if-converted method. As there was a net loss for the period, basic and diluted loss per share is the same for the period from January 31, 2013 (inception) through December 31, 2013.

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  Currently, the Company has minimal cash and no material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock or debt financing in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

NOTE 3 – RELATED PARTY PAYABLE

As of December 31, 2013, the Company has payable of $689,358 to Champion Care Corp. of Toronto Canada for unpaid consulting fees and other general and administrative expenses. The Company is also required to pay monthly consulting fees of $10,000 to Champion Care Corp. of Toronto Canada.

NOTE 4 – CONVERTIBLE DEBENTURES

The Company issued two convertible debentures in principal balance of $22,690 and $25,000 through it’s subsidiary, CPCC. These notes have a one year term and bear interest at 5% per annum. The “$22,690 note” is convertible into shares of the Company’s common stock at a price of $0.20 per share. The “$25,000 note” is convertible into shares of the Company’s common stock at a 25% discount to the closing market price of the Company shares on the day the Company shares first trade. As of December 31, 2013, neither of these two notes was converted.

The Company analyzed the conversion option for beneficial conversion features consideration under ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

The Company also analyzed the conversion option for derivative accounting under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at the date of inception and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. Since the Company common stock doesn’t have a trading market during the period from inception to December 31, 2013, and in addition the Company is in a development stage with nominal assets and no revenue to date, the Company determined the stock is worth nil. As a result, the derivative liability is valued at zero.

NOTE 5 – REVERSE MERGER

The authorized common stock of the Company consists of 100,000,000 shares with a $0.0001 par value.

On October 18, 2013, Champion Care Corp. (“Champion”) entered into a share exchange agreement with OICco Acquisition I, Inc. (the “Company”), a public shell company. Pursuant to the agreement, the Company acquired all of the outstanding shares of common stock of Champion Pain Care Corp.(“CPCC”), a Nevada corporation  and a wholly owned subsidiary of Champion by issuing 31,500,000 shares of its common stock to Champion in exchange for all of the CPPC issued and outstanding shares. As a result of the share exchange, the Champion shareholders controlled approximately 70% of the issued and outstanding common shares of the Company resulting in a change in control.

On October 18, 2013, the Company had 13,500,000 common shares outstanding.

For accounting purposes, this transaction is being accounted for as a reverse merger and has been treated as a recapitalization of OICco Acquisition I, Inc., with CPCC considered the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 31,500,000 shares issued to the shareholders of CPCC in conjunction with the share exchange transaction have been presented as outstanding for all periods. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented and net assets of ($37,037) was recorded as reverse merger adjustment.

NOTE 6 – INCOME TAXES

The Company uses the liability method, where deferred tax and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

From inception through December 31, 2013, the Company incurred a net loss, and, therefore, had no tax liability.  The net deferred asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $92,457 as of December 31, 2013 and will expire in year 2033.

Deferred tax assets consist of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

As of December 31, 2013, deferred tax assets consisted of the following:

December 31, 2013
Net operating loss carry forward	$31,435
Valuation allowance	(31,435)
Net deferred tax asset	$—

