Form 10-Q
period 2014-03-31
OICCO ACQUISITION I, INC.
filed 2014-05-20
CIK 1469284

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

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

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[X] Yes [ ] No

 APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 20, 2014, the registrant had 45,000,000 issued and outstanding shares of common stock.

OICco Acquisition I, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the quarter ended March 31, 2014 previously filed in a 10K with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months ended March 31, 2014 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2014.

OICCO ACQUISITION I, INC.

(A Development Stage Company)

FINANCIAL STATEMENTS

March 31, 2014

INDEX

Page(s)
Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013	5

Unaudited Statements of Expenses for the three months ended March 31, 2014, for the period from January 31, 2013 (inception) to March 31, 2013, and for the cumulative period from January 31, 2013 (inception) through March 31, 2014	6

Unaudited Statements of Cash Flows for the three months ended March 31, 2014, for the period from January 31, 2013 (inception) to March 31, 2013, and for the cumulative period from January 31, 2013 (inception) through March 31, 2014	7

Notes to the Unaudited Financial Statements	8

OICCO ACQUISITION I, INC.
(A Development Stage Company)
Consolidated Balance Sheets
(Unaudited)

ASSETS	March 31, 2014	December 31, 2013
Current Assets
Cash	$ 5,292	$ 384
Total Current Assets	5,292	384

TOTAL ASSETS	$ 5,292	$ 384

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 67,614	$ 81,253
Accounts Payable - related parties	931,526	689,358
Accrued Liabilities	935	935
Related Party Loan Payable	17,500
Convertible Debenture	47,690	47,690
Total Current Liabilities	1,065,265	819,236

Stockholders' Deficit
Common Stock, $0.0001 par value; 100,000,000 shares authorized;
45,000,000 issued and outstanding	4,500	4,500
Additional Paid in Capital	(41,537)	(41,537)
Deficit Accumulated During the development Stage	(1,022,936)	(781,815)
Total Stockholders' Deficit	(1,059,973)	(818,852)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 5,292	$ 384

See accompanying notes to unaudited financial statements.

OICCO ACQUISITION I, INC.

(A Development Stage Company)

Consolidated Statements of Expenses

(Unaudited)

		For the period from January 31, 2013 (inception) to March 31, 2013	For the period from January 31, 2013 (inception) to March 31, 2014

	Three months
	ended March 31, 2014

Operating Expenses	(241,121)	(750)	(1,022,001)

Loss from Operations	(241,121)	(750)	(1,022,001)

Interest Expense	-	-	935

Net Loss	(241,121)	(750)	(1,022,936)

Basic and diluted loss per common share	(0.01)
Basic and diluted weighted average common
shares outstanding	45,000,000

See accompanying notes to unaudited financial statements.

OICCO ACQUISITION I, INC.

(A Development Stage Company)

Consolidated Statements of Cash Flows

(Unaudited)

		For the period from January 31, 2013 (inception) to March 31, 2013	For the period from January 31, 2013 (inception) to March 31, 2014

	Three months ended March 31, 2014
Cash Flows from Operating activities
Net Loss	$(241,121)	$(750)	$(1,022,936)
Changes in operating liabilities
Prepaid expense	-	(4,250)	-
Accounts payable	(13,639)	-	30,577
Accounts payable - related parties	242,168	5,000	931,526
Accrued expenses	-	-	935
Net cash used in operating activities	(12,592)	-	(59,898)

Cash Flows from financing activities
Capital Contribution	-	100	-
Proceeds from convertible debentures	-	-	47,690
Borrowing on debt from related party	17,500	-	17,500
Net cash provided by financing activities	17,500	100	65,190

Net change in cash	4,908	100	5,292
Cash at beginning of period	384	-	-
Cash at end of period	$5,292	$100	$5,292

Supplemental cash flow information
Cash paid for interest	$-	-	$ -
Cash paid for income taxes	$-	-	$ -

See accompanying notes to unaudited financial statements.

OICCO ACQUISITION I, INC.

(A Development Stage Company)

Notes to Unaudited Financial Statements

March 31, 2014

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION

Nature of Business

OICco Acquisition I, Inc. (the Company) was incorporated under the laws of the State of Delaware on July 24, 2009.

On October 18, 2013, the Company, pursuant to a share exchange agreement, acquired all of the outstanding shares of common stock of Champion Pain Care Corp. (“CPCC”), a Nevada corporation and a wholly owned subsidiary of Champion Care Corp., a Canadian corporation (“Champion Toronto”), in exchange for 31,500,000 shares of its common stock. As a result of the share exchange, the Champion shareholders controlled approximately 70% of the issued and outstanding common shares of the Company resulting in a change in control. The transaction was accounted for as a reverse recapitalization transaction., as the Company qualified as a non-operating public shell company given the fact that it held nominal monetary assets, consisting of only cash at the time of the merger transaction.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading.  The financial statements as of December 31, 2013 have been audited by an independent registered public accounting firm. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 10K for the calendar year ended December 31, 2013.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern. This contemplates the realization of assets and the liquidation of liabilities in the normal course of business. Currently, the Company has minimal cash, no material assets and does not have operations or a source of revenue sufficient to cover its operation costs to allow it to continue as a going concern. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of its common stock or debt in order to implement its business plan. There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

NOTE 3 – RELATED PARTY PAYABLES

As of March 31, 2014, the Company had payables of $931,526 to Champion Toronto for unpaid consulting fees and other general and administrative expenses and a loan of $17,500 from Nanotech Systems Inc. (“Nanotech”), a company in which Terrance Owen, the Company’s CEO holds the position of CEO and is also a Director. The loan from Nanotech is non-interest bearing and is payable on demand.

NOTE 4 – CONVERTIBLE DEBENTURES

The Company issued two convertible notes for $22,690 and $25,000. These notes have a one year term and bear interest at 5% per annum. The $22,690 note is convertible at $0.20 per share of the Company common stock. The $25,000 note is convertible at a 25% discount to the closing market price of the Company’s shares on the day the Company’s shares first trade. As of March 31, 2014, neither of these two notes was converted.

The Company analyzed the conversion option for beneficial conversion features consideration under ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

The Company also analyzed the conversion option for derivative accounting under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at the date of inception and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. Since the Company’s common stock does not have a trading market during the period from inception to March 31, 2014, and in addition the Company is in a development stage with nominal assets and no revenue to date, the Company determined the stock does not have any value. As a result, the derivative liability is valued at zero.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2013 which was filed with the SEC on April 15,  2014.

Except for the historical information contained herein, the matters discussed in this Quarterly Report on Form 10-Q may be deemed to be forward-looking statements that involve risks and uncertainties. In this Quarterly Report on Form 10-Q, words such as “may,” “expect,” “anticipate,” “estimate,” “intend,” and similar expressions (as well as other words or expressions referencing future events, conditions or circumstances) are intended to identify forward-looking statements.

Our actual results and the timing of certain events may differ materially from the results discussed, projected, anticipated, or indicated in any forward-looking statements. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate may differ materially from the forward-looking statements contained in this Quarterly Report on Form 10-Q.

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified under Part II, Item 1A., “Risk Factors.”

We caution readers not to place undue reliance on any forward-looking statements made by us, which speak only as of the date they are made. We disclaim any obligation, except as specifically required by law and the rules of the SEC, to publicly update or revise any such statements to reflect any change in our expectations or in events, conditions or circumstances on which any such statements may be based, or that may affect the likelihood that actual results will differ from those set forth in the forward-looking statements.

We intend to acquire equity ownership or assets of medical clinics that specialize in the treatment and management of chronic pain.

The acquisition of clinics depends on the availability of sufficient funding which we have not yet secured. On January 31, 2014, we entered into a Corporate Finance Engagement with Xnergy Financial LLC, a New York and California based company, to secure the financing required for us to accomplish the goals set forth above. Xnergy Financial is an international investment banking firm providing debt and equity, merger and acquisition and financial advisory services to emerging growth and middle market companies. More information on Xnergy Financial is available at http://www.xnergy.biz/.

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

The structures of our acquisitions is expected to vary. We intend to acquire 100% of a clinic’s equity but, depending on federal, state and municipal laws governing the ownership of medical clinics, we may enter into joint venture or partnership agreements in which we own less than 100% of a particular clinic or even be in a minority position. We may also enter into agreements to sub-license the Protocol to both private and public sector clinics and have no ownership.

We anticipate that the acquisition of clinics will be complex, risky and expensive in the early stages. As we gain experience, the risks and expenses may be mitigated but, due to the highly fragmented nature of the market, each acquisition will present unique opportunities and risks. Physicians may have personal attachments to their clinics and overvalue them. Accounting records, which generally do not adhere to GAAP, may be incomplete, inaccurate and poorly organized which will lead to complex and expensive audits and conversion to GAAP. Detailed and costly due diligence will be needed and conducted with the assistance of independent consultants to ensure the accuracy and validity of billing codes for all procedures performed at every clinic since payors may demand reimbursement, even after an asset transfer, if there are errors. Retiring physicians may be difficult to replace and physicians that stay with their clinics may not work well under the requirements of a public company. The same problems of replacing or working with key employees are also expected to occur which would add to the costs of human resources management. Integrating the operations of individual clinics, adopting best practices and new technologies, securing Commission on Accreditation of Rehabilitation Facilities (“CARF”) accreditation and building a national brand will be complex and difficult, especially if any physicians in charge of clinics are resistant to change. Existing and changing legislation at the federal, state and municipal levels will require constant due diligence and updating to ensure that any particular clinic is in compliance with all applicable laws. The amount of scrutiny and restrictions that medical clinics and physicians are subjected to will also increase the burden and expense of compliance. Compliance with securities laws and regulations will affect each acquisition since it is our intention to offer our securities for all or part of each acquisition. The owners of the clinics may be required to incur significant legal and accounting costs in connection with the acquisition of a clinic, including the costs of providing information for SEC filings, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act") specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings. Certain clinic owners may refuse to comply and not proceed with a transaction even if we offer to bear the cost and deduct that from the purchase price. Other unforeseen obstacles may also inhibit or prohibit any acquisition at any time and even require divestment of certain clinics.

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

As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the 34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the clinic to be acquired in the closing documents, the closing documents may provide that the proposed transaction will be voidable, at the discretion of the present management of the Company.

Sources of revenues

To date we have not generated any revenues and do not anticipate generating revenues until we close on the acquisition of at least one clinic.   Because of the numerous risks and uncertainties associated with the acquisition of clinics, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. If we are able to generate revenue from the clinics we acquire, we many not become profitable. Even if we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

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

Results of Operations

There were no operations prior to the date of this report. We are showing (i) a loss of $241,121 for the quarter ended March 31, 2014 compared to $750 for the quarter ended March 31, 2013; (ii) an aggregate loss of $1,022,936 since inception on January 31, 2013; (iii) assets of $5,100 in petty cash and $192 in cash deposited with our subsidiary, Champion Pain Care Corp. in BMO Bank of Montreal; (iv) liabilities of $1,065,265; and (v) stockholders’ deficit of $1,059,973.

Quarter Ended March 31, 2014 Compared to Quarter Ended March 31, 2013

Net Sales

We had no sales for either period.

Cost of sales

We had no cost of sales for either period.

Gross Profit or Loss

We had no gross profit or loss for either period.

Operating Expenses

For the quarter ended March 31, 2014 we had operating expenses of $241,121 compared to $750 for the quarter ended March 31, 2013. These expenses consisted of audit and legal fees. Legal fees included the costs for assisting us with the annual report and general corporate legal advice. Under the Services Agreement between CPCC and Champion Toronto, Champion Toronto provided services to the Company in conjunction with the Company’s submission of the Form 15c2-11 to FINRA, evaluating acquisition prospects, preparation and negotiation of Memoranda of Understanding (“MoU”) with medical clinics, due diligence investigations of medical clinics under a MoU, preparing marketing materials and financial projections for prospective investors participating in discussions with prospective investors and fulfilling our general administrative requirements.

Net Loss

We had a net loss of $241,121 for the quarter ended March 31, 2014 compared to $750 for the quarter ended March 31, 2013. The increase in our net loss was attributed to the costs associated with activities that are described above in “Operating Expenses” that had not commenced until after March 31, 2013..

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2014 were $5,292 compared to $384 as of March 31, 2013. The increase was attributed to loans from Champion Toronto. As of March 31, 2014 we had working capital deficit of $1,059,973 compared to $818,852 for the year ended December 31, 2013

We have issued convertible debentures totaling $47,690 as of March 31, 2014 compared to none as of March 31, 2013.

No warrants or options were issued from January 31, 2013 (inception) through March 31, 2014.

We are actively looking for either equity and/or debt financing to settle our current and future liabilities and to accomplish our business plans but there is no assurance that we will be able to do so.

Commitments

We do not have any commitments which are required to be disclosed as of March 31, 2014.

Off-Balance Sheet Arrangements

As of March 31, 2014, we are not aware of any off-balance sheet transactions requiring disclosure.

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

The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as the Company had only one officer; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; and (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy. In the near future, our CEO and Principal Financial Officer plans to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy once funds are available; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

Changes in Internal Controls

During the quarter ended March 31, 2014, there have been no significant changes in the Company’s internal controls as such term in defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the 34 Act or in other factors that could significantly affect these controls as of the end of the period covered by the report and up to the filing date of this Quarterly Report on Form 10-Q. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II - OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As of the date of this report, we are not engaged in any legal proceedings.  However, in the future, we may become involved in various lawsuits and legal proceedings arising in the ordinary course of business. Litigation is subject to inherent uncertainties and an adverse result in these or other matters may arise from time to time that may have an adverse effect on our business, financial conditions or operating results. We are currently not aware of any such legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

The following risk factors and other information included in this Quarterly Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business We refer you to our the cautionary statements regarding forward-looking statements set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations which identifies certain forward-looking statements contained in this report that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

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

To date, we have been involved primarily in organizational activities and have not earned any revenues.  As such, our financial statements may not provide a meaningful basis on which to evaluate our business. Moreover, we cannot assure you we will be able to implement our business plan and growth strategy successfully. We will continue to encounter risks and difficulties frequently experienced by companies at an early stage of development, which include a potential failure in:

•

implementing the Protocol to pain management clinics in the United States;

•

obtaining sufficient capital to acquire clinics in accordance with our business plan;

•

maintaining adequate control of our expenses;

•

maintaining the proprietary nature of the Protocol;

•

implementing our marketing and acquisition strategies and adopting and modifying them as needed;

•

anticipating and adapting to changing conditions in the health care and pain management industries; and

•

anticipating and adapting to any changes in government regulation.

Our inability to manage successfully any or all of these risks may materially and adversely affect our business, financial condition and results of operations.

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

Our future success depends, in large part, on our ability to implement our business strategy of acquiring clinics for delivery of the Protocol. Our ability to implement this growth strategy depends, among other things, on our ability to:

•	enter into acquisition agreements with clinics we deem accretive to our business interests;

•	increase the recognition of the Protocol; and

•	expand and maintain delivery of the Protocol in the United States.

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

If we are restricted from establishing pharmacies associated with our clinics, there will be an adverse effect on our revenues and profits.

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

•

federal laws (including the federal False Claims Act) that prohibit entities and individuals from knowingly or recklessly making claims to Medicare and other government programs that contain false or fraudulent information or from improperly retaining known overpayments;

•

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

•

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

•

similar state law provisions pertaining to anti-kickback, fee splitting, self-referral and false claims issues, which typically are not limited to relationships involving federal payors;

•

provisions of HIPAA that prohibit knowingly and willfully executing a scheme or artifice to defraud a healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services;

•

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

The Centers for Medicare and Medicaid Services (“CMS”) has expanded the pilot recovery audit contractor (“RAC”) program to a permanent nationwide program. RACs are private contractors contracting with CMS to identify overpayments and underpayments for services through post-payment reviews of claims submitted by Medicare and Medicaid providers. The Healthcare Reform Acts expands the RAC program's scope to include managed Medicare and to include Medicaid claims by requiring all states to establish programs to contract with RACs. All states were required to implement Medicaid RAC programs by January 1, 2012. In addition, CMS employs Medicaid Integrity Contractors (“MICs”) to perform post-payment audits of Medicaid claims and identify overpayments. The Healthcare Reform Acts increases federal funding for the MIC program for federal fiscal year 2011 and later years. In addition to RACs and MICs, the state Medicaid agencies and other contractors have increased their review activities. MICs are assigned to five geographic regions and have commenced audits in states assigned to those regions. It is possible that our clinics will receive letters from RAC auditors requesting repayment of alleged overpayments for services and will incur expenses associated with responding to and appealing these RAC requests, as well as the costs of repaying any overpayments. Demands for repayments can occur even if a clinic is acquired by means of an asset transfer. If we have inadequate resources to enable us to dispute and overturn such demands for overpayments, it is possible that such payments will have to be returned which could have a material adverse effect on our financial condition and results of operations.

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

The Ethics in Patient Referral Act of 1989, as amended (the "Stark Law"), is a civil statute that generally (i) prohibits physicians from making referrals for designated health services to entities in which the physicians have a direct or indirect financial relationship and (ii) prohibits entities from presenting or causing to be presented claims or bills to any individual, third party payer, or other entity for designated health services furnished pursuant to a prohibited referral. Under the Stark Law, a physician may not refer patients for certain designated health services to entities with which the physician has a direct or indirect financial relationship, unless allowed under an enumerated exception. Under the Stark Law, there are numerous statutory and regulatory exceptions for certain otherwise prohibited financial relationships. A transaction must fall entirely within an exception to be lawful under the Stark Law.

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

Many states prohibit medical professionals from paying a portion of a professional fee to another individual unless that individual is an employee or partner in the same professional practice. If we violate a state's fee-splitting prohibition, we may be subject to civil or criminal fines, and the physician participating in such arrangements may lose his or her licensing privileges. Many states do not offer clear guidance on what relationships constitute fee-splitting, particularly in the context of providing management services for doctors. We have endeavored to structure our business operations in material compliance with these laws. However, state authorities could find that fee-splitting prohibitions apply to our business practices in their states. If any aspect of our operations were found to violate fee-splitting laws or regulations, this could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In December 2000, the U.S. Department of Health and Human Services ("DHHS") released final health privacy regulations implementing portions of the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). These final health privacy regulations were effective in April 2003, for providers that engage in certain electronic transactions, including the submission of claims for payment. Additionally, DHHS published final standards to protect the security of health-related information in February 2003. Finally, in August 2009 DHHS published interim final breach notification regulations implementing section 13402 of the Health Information Technology for Economic and Clinical Health ("HITECH") Act. The HIPAA privacy and security regulations and the HITECH Act extensively regulate the use and disclosure of individually identifiable health-related information. Our clinics and physicians will be covered entities under HIPAA if those entities provide services that are reimbursable under Medicare or other third-party payers. Although the covered health care providers themselves are primarily liable for HIPAA compliance, as a "business associate" to these covered entities we are bound indirectly to comply with the HIPAA privacy regulations, and we are directly bound to comply with certain of the HIPAA security regulations. Although we cannot predict the total financial or other impact of these privacy and security regulations on our business, compliance with these regulations could require us to incur substantial expenses, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under the Administrative Simplification Provisions.

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

•

make the referral of Medicare and other patients to our clinics by physicians affiliated with us illegal;

•

create the substantial likelihood that cash distributions from limited liability companies to the affiliated physicians will be illegal; or

•

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

While there is no current market for our common stock, when a market develops, the market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control, including:

•	market conditions or trends in the healthcare industry or in the economy as a whole;

•	actions by competitors;

•	actual or anticipated growth rates relative to our competitors;

•	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

•	economic, legal and regulatory factors unrelated to our performance;

•	any future guidance we may provide to the public, any changes in such guidance or any difference between our guidance and actual results;

•	changes in financial estimates or recommendations by any securities analysts who follow our common stock;

•	speculation by the press or investment community regarding our business;

•	litigation;

•	changes in key personnel; and

•	future sales of our common stock by our officers, directors and significant shareholders.

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

While we were recently approved for trading by the Financial Industry Regulatory Authority (“FINRA”) with the symbol OCAQ, shares of our common stock are not currently trading or quoted in the over-the-counter market. There is no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities quoted in the over-the-counter markets as opposed to securities traded on a national exchange. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, or to obtain coverage for significant news events concerning us, and our common stock could become substantially less attractive for investment by financial institutions, as consideration in future capital raising transactions or for other purposes.

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

•

that a broker or dealer approve a person’s account for transactions in penny stocks; and

•

the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•

obtain financial information and investment experience objectives of the person; and

•

make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the SEC relating to the penny stock market, which, in highlight form:

•

sets forth the basis on which the broker or dealer made the suitability determination; and

•

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

Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Our certificate of incorporation, as amended, authorizes the issuance of up to 100,000,000 shares. As of date of this report on Form 10-Q, there were 45,000,000 shares of our common stock outstanding. Although we have no commitments as of the date of this report to issue our securities, we may issue a substantial number of additional shares of our common stock or debt securities to complete a business combination or to raise capital. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote, and might dilute the book value of our common stock. You may incur additional dilution if holders of stock options and warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

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

OICco Acquisition, Inc.
Date: May 20, 2014	By:	/s/ Terrance Owen
CEO and Director