Form 10-Q
period 2014-06-30
OICCO ACQUISITION I, INC.
filed 2014-08-19
CIK 1469284

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

Indicate by check mark whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes  [ ]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

   [ ] Yes No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 19, 2014, the registrant had 45,000,000 issued and outstanding shares of common stock.

OICco Acquisition I, Inc.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with related Notes. In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the Financial Statements of the Company for the quarter ended June 30, 2014 previously filed in a 10K with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the six months ended June 30, 2014 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2014.

OICCO ACQUISITION I, INC.

FINANCIAL STATEMENTS

June 30, 2014

INDEX

Page(s)
Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013.	5

Consolidated Unaudited Statements of Expenses for the three months ended June 30, 2013 and 2014, for the period from January 31, 2013 (inception) to June 30, 2013, and for the six months ended June 30, 2014.	6

Consolidated Unaudited Statements of Cash Flows for the six months ended June 30, 2013 and 2014.	7

Notes to the Unaudited Financial Statements	8

OICco Acquisition I, Inc.

Consolidated Balance Sheets

(Unaudited)

ASSETS	June 30, 2014	December 31, 2013
Current Assets
Cash	5,243	384
Total Current Assets	5,243	384

TOTAL ASSETS	5,243	384

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	57,557	81,253
Accounts Payable - related parties	1,012,671	689,358
Accrued Liabilities	2,133	935
Related Party Loan Payable	17,500	-
Convertible Debenture	47,690	47,690
Total Current Liabilities	1,137,551	819,236

Stockholders' Deficit
Common Stock, $0.0001 par value; 100,000,000 shares authorized;
45,000,000 issued and outstanding	4,500	4,500
Additional Paid in Capital	(41,537)	(41,537)
Accumulated Deficit	(1,095,271)	(781,815)
Total Stockholders' Deficit	(1,132,308)	(818,852)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 5,243	$ 384

See accompanying notes to unaudited consolidated financial statements.

OICco Acquisition I, Inc.

Consolidated Statements of Expenses

(Unaudited)

	Three months ended June 30,		Six months ended	For the period from January 31, 2013 (inception) to June 30, 2013
	2014	2013	June 30, 2014
Operating Expenses	(71,137)	(158,110)	(312,258)	(207,620)

Loss from Operations	(71,137)	(158,110)	(312,258)	(207,620)

Interest Expense	(1,198)	-	(1,198)	-

Net Loss	(72,335)	(158,110)	(313,456)	(207,620)

Basic and diluted loss per common share	(0.00)		(0.01)
Basic and diluted weighted average		~~-~~		~~-~~
common shares outstanding	45,000,000	~~-~~	45,000,000	~~-~~

See accompanying notes to unaudited consolidated financial statements.

OICco Acquisition I, Inc.

Consolidated Statement of Cash Flows

(Unaudited)

	Six months ended June 30, 2014	For the period from January 31, 2013 (inception) to June 30, 2013
Cash Flows from Operating activities
Net Loss	$ (313,456)	$ (207,620)
Changes in operating liabilities
Accounts payable	(23,696)	4,825
Accounts payable - related parties	323,313	202,795
Accrued expenses	1,198	-
Net cash used in operating activities	(12,641)	-

Cash Flows from financing activities
Capital Contribution	-	100
Borrowing on debt from related party	17,500	-
Net cash provided by financing activities	17,500	100

Net change in cash	4,859	100
Cash at beginning of period	384	-
Cash at end of period	5,243	100

Supplemental cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

See accompanying notes to unaudited consolidated financial statements.

OICCO ACQUISITION I, INC.

Notes to Unaudited Financial Statements

June 30, 2014

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION

Nature of Business

OICco Acquisition I, Inc. (the Company) was incorporated under the laws of the State of Delaware on July 24, 2009.

On October 18, 2013, the Company, pursuant to a share exchange agreement, acquired all of the outstanding shares of common stock of Champion Pain Care Corp. (“CPCC”), a Nevada corporation and a wholly owned subsidiary of Champion Care Corp., a Canadian corporation (“Champion Toronto”), in exchange for 31,500,000 shares of its common stock. As a result of the share exchange, the Champion shareholders controlled approximately 70% of the issued and outstanding common shares of the Company resulting in a change in control. The transaction was accounted for as a reverse recapitalization transaction, as the Company qualified as a non-operating public shell company given the fact that it held nominal monetary assets, consisting of only cash at the time of the merger transaction.

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

In the quarter ended June 30, 2014, the Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

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

NOTE 3 – RELATED PARTY PAYABLES

As of June 30, 2014, the Company had payables of $955,179 and $57,492 due to Champion Toronto and Terrance Owen, the Company’s CEO, respectively, for unpaid consulting fees and other general and administrative expenses paid on behalf of the Company.

As of June 30, 2014, the Company had a loan of $17,500 from Nanotech Systems Inc. (“Nanotech”), a company in which Terrance Owen, the Company’s CEO holds the position of CEO and is also a Director. The loan from Nanotech is non-interest bearing and is payable on demand.

NOTE 4 – CONVERTIBLE DEBENTURES

The Company issued two convertible notes for $22,690 and $25,000 on July 17, 2013 and August 27, 2013, respectively. These notes are for a term of one year and bear interest at 5% per annum. The $22,690 note is convertible at $0.20 per share of the Company common stock. The $25,000 note is convertible at a 25% discount to the closing market price of the Company’s shares on the day the Company’s shares first trade. As of June 30, 2014, neither of these two notes was converted.

The Company analyzed the conversion option for beneficial conversion features consideration under ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

The Company also analyzed the conversion option for derivative accounting under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at the date of inception and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. Since the Company’s common stock does not have a trading market during the period from inception to June 30, 2014, and in addition the Company is in a development stage with nominal assets and no revenue to date, the Company determined the stock does not have any value. As a result, the derivative liability is valued at zero.

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

The following information and any forward-looking statements should be considered in light of factors discussed elsewhere in this Quarterly Report on Form 10-Q, including those risks identified under Part II, Item 1A, “Risk Factors.”

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

The closing of the acquisition of clinics, including the ones under executed MOUs, depends on our ability to close on debt or equity financing. On January 31, 2014, we entered into a Corporate Finance Engagement with Xnergy Financial LLC, a New York and California based company, to secure the financing required for us to accomplish the goals set forth above. Xnergy Financial is an international investment banking firm providing debt and equity, merger and acquisition and financial advisory services to emerging growth and middle market companies. More information on Xnergy Financial is available at http://www.xnergy.biz/.

We are actively pursuing the acquisition of clinics that are generating revenues and have either positive cash flow or are undervalued and have significant turnaround potential in exchange for cash and/or our securities. We currently have fully executed MOUs outstanding with two such clinics and have identified approximately ten additional clinics that are prospects for acquisition that have been brought to our attention by business brokers and word of mouth. We will attempt to build a critical mass of clinics within selected geographical areas so that we can achieve efficiencies in administration, purchasing, opportunities for personnel and other activities that will benefit from having a number of clinics in close proximity.

The structures of our acquisitions are expected to vary. We intend to acquire 100% of a clinic’s equity but, depending on federal, state and municipal laws governing the ownership of medical clinics, we may enter into joint venture or partnership agreements in which we own less than 100% of a particular clinic or even be in a minority position. We may also enter into agreements to sub-license the Protocol to both private and public sector clinics and have no ownership.

We anticipate that the acquisition of clinics will be complex, risky and expensive in the early stages. As we gain experience, the risks and expenses may be mitigated but, due to the highly fragmented nature of the market, each acquisition will present unique opportunities and risks. Physicians may have personal attachments to their clinics and overvalue them. Accounting records, which generally do not adhere to GAAP, may be incomplete, inaccurate and poorly organized which will lead to complex and expensive audits and conversion to GAAP. Detailed and costly due diligence will be needed and conducted with the assistance of independent consultants to ensure the accuracy and validity of billing codes for all procedures performed at every clinic since payors may demand reimbursement, even after an asset transfer, if there are errors. Retiring physicians may be difficult to replace and physicians that stay with their clinics may not work well under the requirements of a public company. The same problems of replacing or working with key employees are also expected to occur which would add to the costs of human resources management. Integrating the operations of individual clinics, adopting best practices and new technologies, securing Commission on Accreditation of Rehabilitation Facilities (“CARF”) accreditation and building a national brand will be complex and difficult, especially if any physicians in charge of clinics are resistant to change. Existing and changing legislation at the federal, state and municipal levels will require constant due diligence and updating to ensure that any particular clinic is in compliance with all applicable laws. The amount of scrutiny and restrictions that medical clinics and physicians are subjected to will also increase the burden and expense of compliance. Compliance with securities laws and regulations will affect each acquisition since it is our intention to offer our securities for all or part of each acquisition. The owners of the clinics may be required to incur significant legal and accounting costs in connection with the acquisition of a clinic, including the costs of providing information for SEC filings, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act") specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings. Certain clinic owners may refuse to comply and not proceed with a transaction even if we offer to bear the cost.

The analysis of new acquisition prospects is being undertaken by, or under the supervision of, our President and COO who are not professional business analysts. To assist management with acquisitions, we are engaging the services of consultants and advisors in addition to our legal counsel and accountants to evaluate such information as the billing practices, medical procedures and personnel. We are concentrating on identification of preliminary prospective business opportunities which are being brought to our attention through business brokers, word of mouth, direct solicitation of clinic owners, attending conferences or other referrals. In analyzing prospective clinic acquisitions we consider such matters as the availability of required personnel, financial resources, working capital and other financial requirements, history of operations, prospects for the future, nature of present and expected competition, the quality and experience of management services which may be available and the depth of that management, specific risk factors, the potential for growth or expansion, existing and expected profitability, the perceived public recognition of services and name identification and other relevant factors. We conduct site visits and meet personally with the owners, physicians, management and key personnel of each clinic that we have an executed MOU with and, to the extent possible, require written reports. We will not acquire any clinic for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

Any merger or acquisition completed by us may have a significant dilutive effect on the percentage of shares issued by us.

We will close on an acquisition only after the negotiation and execution of definitive written agreements. Although the terms of such agreements cannot be predicted, generally such agreements will require specific representations and warranties by all of the parties, will specify certain events of default, will detail the terms of closing and the conditions which must be satisfied by each of the parties prior to and after such closing, will outline the manner of bearing costs, including costs associated with our attorneys and accountants, will set forth remedies on default and will include provisions for non-competition, non-disclosure and non-solicitation.

As stated above, we will not acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the 34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K. If such audited financial statements are not available within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the clinic to be acquired in the closing documents, the closing documents may provide that the proposed transaction will be voidable, at the discretion of the present management of the Company.

Sources of revenues

To date we have not generated any revenues and do not anticipate generating revenues until we close on the acquisition of at least one clinic.   Because of the numerous risks and uncertainties associated with the acquisition of clinics, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenue from the clinics whose acquisitions we are actively pursuing, we may nevertheless fail to become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

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

Results of Operations

Through June 30, 2014 our operations mainly consisted of following through with our due diligence of the pain care clinics we have under MOUs. We are showing a loss of $313,456 for the six months ended June 30, 2014 compared to $207,620 for the period from the inception date of January 31, 2013 to June 30, 2013 and a loss of $158,110 and $72,335 for the quarters ended June 30, 2013 and 2014, respectively. On June 30, 2014 we had assets of $5,243 in cash, liabilities of $1,137,551; and stockholders’ deficit of $1,132,308.

Quarter Ended June 30, 2014 Compared to Quarter Ended June 30, 2013

Net Sales

We had no sales for either period.

Cost of sales

We had no cost of sales for either period.

Gross Profit or Loss

We had no gross profit or loss for either period.

Operating Expenses

For the quarter ended June 30, 2014 we had operating expenses of $72,335 compared to $158,110 for the quarter ended June 30, 2013. These expenses consisted of accounting fees, legal fees for general corporate legal advice and fees due under the Services Agreement between CPCC and Champion Toronto which included Champion Toronto working with us in evaluating acquisition prospects, preparing and negotiating  the outstanding MOUs with medical clinics, due diligence investigations of those medical clinics, preparing marketing materials and financial projections for prospective investors, participating in discussions with prospective investors and fulfilling our general administrative requirements.

Net Loss

We had a net loss of $72,335 for the quarter ended June 30, 2014 compared to $158,110 for the quarter ended June 30, 2013. The increase in our net loss was attributed to the costs associated with activities that are described above in “Operating Expenses” that had not commenced until after June 30, 2013.

Six months Ended June 30, 2014 Compared to Period from Inception Date of January 31, 2013 to June 30, 2013

Net Sales

We had no sales for either period.

Cost of sales

We had no cost of sales for either period.

Gross Profit or Loss

We had no gross profit or loss for either period.

Operating Expenses

For the six months ended June 30, 2014 we had operating expenses of $313,456 compared to $207,620 for the period from inception date of January 31, 2013 to June 30, 2013. These expenses consisted of activities that were similar to those incurred for the quarter ended June 30, 2014 but also include legal costs and fees associated with submission of the Form 15c2-11 to FINRA and engaging the services of Xnergy Financial.

Net Loss

We had a net loss of $313,456 for the quarter ended June 30, 2014 compared to $207,620 for the period from inception date of January 31, 2013 to June 30, 2013. The net losses was attributed to the costs associated with activities that are described above in “Operating Expenses”.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2014 were $5,243 compared to $384 as of June 30, 2013. The increase was attributed to loans from Champion Toronto. As of June 30, 2014 we had working capital deficit of $1,132,308 compared to $818,852 for the year ended December 31, 2013

We have convertible debentures totaling $47,690 in place as of June 30, 2014.

No warrants or options have been issued as of June 30, 2014.

We are actively looking for either equity and/or debt financing to settle our current and future liabilities and to fully implement our business plans but there is no assurance that we will be able to do so.

Commitments

We do not have any commitments which are required to be disclosed as of June 30, 2014.

Off-Balance Sheet Arrangements

As of June 30, 2014, we are not aware of any off-balance sheet transactions requiring disclosure.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk represents the risk of changes in the value of market risk sensitive instruments caused by fluctuations in interest rates, foreign exchange rates and commodity prices. Changes in these factors could cause fluctuations in our results of operations and cash flows.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) under the Securities Exchange Act of 1934) under the supervision and with the participation of the CEO, Terrance Owen. Based on and as of the date of such evaluation, our CEO has concluded that the Company’s disclosure controls and procedures were not effective.

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

Changes in Internal Controls

During the quarter ended June 30, 2014, there have been no significant changes in the Company’s internal controls as such term in defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the 34 Act or in other factors that could significantly affect these controls as of the end of the period covered by the report and up to the filing date of this Quarterly Report on Form 10-Q. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Although we have not yet closed on the acquisitions of any clinics, the following risk factors are expected to affect our business and the industry in which we intend to operate. Accordingly, when we refer to “our clinics” below, it is with reference to clinics that we intend to acquire, regardless of the level of ownership or clinics that are involved in joint ventures with us. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also have an adverse effect on us. If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected.

Risks related to our business

Our operations to date have consisted of pursuing acquisition of pain care clinics and we have not, to date, earned revenue, and as such, our financial statements may not serve as an adequate basis to judge our future prospects and results of operations.

To date, we have been involved primarily in pursuing acquisition of pain care clinics and have not earned any revenues.  As such, our financial statements may not provide a meaningful basis on which to evaluate our business. Moreover, we cannot assure you we will be able to implement our business plan and growth strategy successfully. We will continue to encounter risks and difficulties frequently experienced by companies at an early stage of development, which include a potential failure in:

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

We are presently a holding company that will, unless we make acquisitions at the parent level, depend on cash flow from our wholly owned subsidiaries to meet our obligations, and any inability of our subsidiaries to pay us dividends or make other payments to us when needed could disrupt or have a negative impact on our business.

We are presently a holding company with no material assets other than our ownership interests in our wholly-owned subsidiaries, CPCC, through which we plan to implement our business plan, and IAG, for which we have no present plans. Unless we make acquisitions at the parent level, we will rely on dividends, advances, or other such distributions, from our clinics to our CPCC subsidiary and then to us for our cash needs, including the funds necessary to service any debt we may incur and to pay our operating expenses. The ability of CPCC to make distributions to us will depend upon the profitability of the clinics we acquire, which will be subject to a number of business considerations, state and federal laws and in some case, the agreement between CPCC and the acquired clinic. We cannot provide any assurance that distribution of funds from CPCC to us will be adequate to satisfy our liquidity needs, and if we are not able to obtain sufficient funds from CPCC to pay our obligations as they become due, our business could be negatively impacted.

We may not be able to implement our business strategy successfully on a timely basis or at all.

Our future success depends, in large part, on our ability to close on the acquisition of some of the clinics we currently have MOUs outstanding for and implementing our business strategy for delivery of the Protocol. Our ability to implement this growth strategy depends, among other things, on our ability to:

•	enter into acquisition agreements with clinics we have outstanding MOUs with as well as other clinics that we deem accretive to our business interests;

•	increase the recognition of the Protocol; and

•	expand and maintain delivery of the Protocol in the United States.

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

We plan to generate revenues and earnings by acquiring existing pain management clinics some of which are subject to outstanding MOUs and augmenting their established treatment protocols with the Protocol, our own proprietary system for treating and managing chronic pain. The success of our business plan will be affected by our ability to continue to identify suitable clinics for acquisition and our ability to negotiate and close on clinic acquisitions in a timely manner and on favorable terms. There can be no assurances that we will be successful in identifying additional clinics suitable for acquisition or that we will be able to close on clinic acquisitions in a timely manner and/or on terms favorable to us.

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

If  we close on the acquisition of the clinics we are pursuing we nevertheless may not be able to successfully integrate all of the operations of newly acquired clinics with the clinics previously acquired and therefore may not realize all or any of the expected benefits of acquiring new clinics as and when planned. The integration of operations of new clinics with our own will be complex, costly and time-consuming. We expect that the integration of the operations of new clinics will require significant attention from our senior management and will impose substantial demands on our operations and personnel, potentially diverting attention from other important pending projects. Therefore, we may not be able to successfully manage our growth within our budgetary expectations and anticipated timetable. Accordingly, we may fail to realize some or all of the anticipated benefits of acquiring new clinics, including increasing the scale of our operations, diversification, and cash flows and operational efficiency.

If we do not have sufficient capital resources to complete acquisitions and develop our clinics, our ability to implement our business plan could be adversely affected.

We will need capital to finance our clinic acquisitions and are pursuing debt or equity financing for such purposes. Disruptions to financial markets or other adverse economic conditions may adversely impact our ability to complete any such financing or the terms of any such financing may be unacceptable or unfavorable to us. To the extent that we undertake financings with our equity securities, our current shareholders will experience ownership dilution. To the extent we incur debt, we may have significant interest expense and may be subject to covenants in the related debt agreements that restrict the conduct of our business. No assurance can be given that we will be able to obtain financing necessary to implement our business plan or that the financing will be available on terms acceptable to us.

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

CARF is an organization that provides accreditation for medical rehabilitation, including pain management therapies. While CARF accreditation is voluntary, and the process for accreditation is rigorous and costly, we intend to secure accreditation for the clinics we acquire to demonstrate that a standardized service is available in all clinics that use the Protocol. If we fail to achieve accreditation for some or any of our clinics, our reputation may be adversely affected and we may have difficulty attracting a suitable number of patients or third party payors to generate additional revenues at our acquired clinics.

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

While there is presently a market for our common stock, the market price of our common stock may nevertheless fluctuate widely in response to various factors, some of which are beyond our control, including:

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

In addition, the over-the-counter markets in which our common stock is currently being quoted under the symbol  OCAQ,  have  experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These broad market fluctuations may materially affect our stock price, regardless of our operating results.  The price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, these factors may make it more difficult or impossible for you to sell our common stock for a positive return on your investment. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

Our common stock may lack a significant trading market, which could make it more difficult for an investor to sell our common stock.

While we were recently approved for trading by the Financial Industry Regulatory Authority (“FINRA”) with the symbol OCAQ and our  shares have traded in the over-the-counter market, there is no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities quoted in the over-the-counter markets as opposed to securities traded on a national exchange. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, or to obtain coverage for significant news events concerning us, and our common stock could become substantially less attractive for investment by financial institutions, as consideration in future capital raising transactions or for other purposes.

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

OICco Acquisition, Inc.
Date: August 19, 2014	By	/s/ Terrance Owen:
CEO and Director