Form 10-Q
period 2014-09-30
Champion Pain Care Corp
filed 2014-11-19
CIK 1469284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

[  ]          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _______ to _______

Commission File No.  333-162084

Champion Pain Care Corporation

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

Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of the “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large Accelerated Filer [ ]	Accelerated Filer [ ]
Non-Accelerated Filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

 Yes [  ] No [X]

 APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 19, 2014, the registrant had 45,000,000 issued and outstanding shares of common stock.

Champion Pain Care Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

The Financial Statements of the Company required to be filed with this Quarterly Report on Form 10-Q were prepared by management and commence on the following page, together with related Notes.  In the opinion of management, these Financial Statements fairly present the financial condition of the Company, but should be read in conjunction with the  consolidated financial statements and notes thereto included in the Company’s 2013 Annual Report on Form 10-K. with the Securities and Exchange Commission. In the opinion of management, all adjustments necessary for a fair presentation have been included in the accompanying interim financial statements and consist of only normal recurring adjustments. The results of operations presented in the accompanying interim financial statements for the three months and nine months ended September 30, 2014 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2014.

CHAMPION PAIN CARE CORPORATION

FINANCIAL STATEMENTS

September 30, 2014

INDEX

Page(s)
Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013.	5

Unaudited Statements of Operations for the three months ended September 30, 2013 and 2014, for the period from January 31, 2013 (inception) to September 30, 2013, and for the nine months ended September 30, 2014.	6

Unaudited Statements of Cash Flows for the period from January 31, 2013 (inception) to September 30, 2013, and for the nine months ended September 30, 2014.	7

Notes to the Unaudited Financial Statements	8

CHAMPION PAIN CARE CORPORATION

Consolidated Balance Sheets
(Unaudited)

ASSETS	September 30, 2014	December 31, 2013
Current Assets
Cash	5,195	384
Total Current Assets	5,195	384

TOTAL ASSETS	5,195	384

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	79,905	81,253
Accounts Payable - related parties	1,242,229	689,358
Accrued Liabilities	2,734	935
Related Party Loan Payable	17,500	-
Convertible Debenture	47,690	47,690
Total Current Liabilities	1,390,058	819,236

Stockholders' Deficit
Common Stock, $0.0001 par value; 100,000,000 shares authorized;
45,000,000 issued and outstanding	4,500	4,500
Additional Paid in Capital	(41,537)	(41,537)
Accumulated Deficit	(1,347,826)	(781,815)
Total Stockholders' Deficit	(1,384,863)	(818,852)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 5,195	$ 384

See accompanying notes to unaudited consolidated financial statements.

CHAMPION PAIN CARE CORPORATION

Consolidated Statements of Operations

(Unaudited)

				For the period from January 31, 2013 (inception) to September 30, 2013

	Three months ended September 30,		Nine months ended
	2014	2013	September 30, 2014
Operating Expenses	(251,954)	(229,615)	(564,212)	(437,235)

Loss from Operations	(251,954)	(229,615)	(564,212)	(437,235)

Interest Expense	(601)	(350)	(1,799)	(350)

Net Loss	(252,555)	(229,965)	(566,011)	(437,585)

Basic and diluted loss per common share	(0.01)		(0.01)
Basic and diluted weighted average common
shares outstanding	45,000,000		45,000,000

See accompanying notes to unaudited consolidated financial statements.

CHAMPION PAIN CARE CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended September 30, 2014	For the period from January 31, 2013 (inception) to September 30, 2013
Cash Flows from Operating activities
Net Loss	$ (566,011)	$ (437,585)
Changes in operating liabilities
Accounts payable	(1,348)	20,111
Accounts payable - related parties	552,871	371,327
Accrued expenses	1,799	350
Net cash used in operating activities	(12,689)	(45,797)

Cash Flows from financing activities
Capital Contribution	-	100
Borrowing on debt from related party	17,500	-
Proceeds from convertible debentures	-	47,690
Net cash provided by financing activities	17,500	47,790

Net change in cash	4,811	1,993
Cash at beginning of period	384	-
Cash at end of period	5,195	1,993

Supplemental cash flow information
Cash paid for interest	$ 0	$ 0
Cash paid for income taxes	$ 0	$ 0

See accompanying notes to unaudited consolidated financial statements.

CHAMPION PAIN CARE CORPORATION

Notes to Unaudited Financial Statements

September 30, 2014

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION

Nature of Business

The Company was incorporated under the laws of the State of Delaware on July 24, 2009 as OICco Acquisition I, Inc. On October 31, 2014, the Company changed its name to Champion Pain Care Corporation as disclosed in a Form 8-K filed on November 10, 2014.

On October 18, 2013, the Company, pursuant to a share exchange agreement, acquired all of the outstanding shares of common stock of Champion Pain Care Corp., a Nevada corporation (“Champion Nevada”) and a wholly owned subsidiary of Champion Care Corp., a Canadian corporation (“Champion Toronto”), in exchange for 31,500,000 shares of its common stock. As a result of the share exchange, the Champion shareholders controlled approximately 70% of the issued and outstanding common shares of the Company resulting in a change in control. The transaction was accounted for as a reverse recapitalization transaction, as the Company qualified as a non-operating public shell company given the fact that it held nominal monetary assets, consisting of only cash at the time of the merger transaction.

Champion Nevada, along with the Company, holds the rights in the United States to a proprietary pain management protocol, the Champion Pain Care Protocol (the “Protocol”) which was licensed from Champion Toronto. The Company intends to acquire private medical clinics throughout the United States that specialize in the treatment and management of chronic pain and add the Protocol to the treatments already provided by acquired clinics.

The Company has elected a fiscal year end of December 31.

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared on the basis that the Company will continue as a going concern in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading.  The financial statements as of December 31, 2013 have been audited by an independent registered public accounting firm. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 10K for the calendar year ended December 31, 2013.

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

NOTE 3 – RELATED PARTY PAYABLES

As of September 30, 2014, the Company had payables of $1,187,767 and $54,462 due to Champion Toronto and Terrance Owen, the Company’s CEO, respectively, for unpaid consulting fees and other general and administrative expenses paid on behalf of the Company.

As of September 30, 2014, the Company had a loan of $17,500 from Nanotech Systems Inc. (“Nanotech”), a company in which Terrance Owen, the Company’s CEO holds the position of CEO and is also a Director. The loan from Nanotech is non-interest bearing and is payable on demand.

NOTE 4 – CONVERTIBLE DEBENTURES

The Company issued two convertible notes for $22,690 and $25,000 on July 17, 2013 and August 27, 2013, respectively. These notes are for a term of one year and bear interest at 5% per annum. The $22,690 note is convertible at $0.20 per share of the Company common stock. The $25,000 note is convertible at a 25% discount to the closing market price of the Company’s shares on the day the Company’s shares first trade. As of September 30, 2014, neither of these two notes was converted. Although both notes are technically in default as of September 30, 2014, the Company has a tacit agreement with the note holders that interest on the notes will continue to accrue until the conversion of the notes into shares of the Company which is expected to take place now that the Company’s shares are eligible for trading and the name change has taken place.

The Company analyzed the conversion option for beneficial conversion features consideration under ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

The Company also analyzed the conversion option for derivative accounting under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at the date of inception and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. Since the Company’s common stock became eligible for trading on July 15, 2014, there has been limited trading volume. Also, the Company is in a development stage with nominal assets and no revenue to date.. As a result thereof, we are valuing the derivative liability at zero.

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

The closing of the acquisition of clinics, including the ones under executed Memoranda of Understanding (“MOUs”), depends on our ability to close on debt or equity financing. On January 31, 2014, we entered into a Corporate Finance Engagement with Xnergy Financial LLC, a New York and California based company, to secure the financing required for us to accomplish the goals set forth above. Xnergy Financial is an international investment banking firm providing debt and equity, merger and acquisition and financial advisory services to emerging growth and middle market companies. More information on Xnergy Financial is available at http://www.xnergy.biz/.

We are actively pursuing the acquisition of clinics that are generating revenues and have either positive cash flow or are undervalued and have significant turnaround potential in exchange for a combination of cash and our securities. We currently have fully executed MOUs outstanding with two such clinics and have identified approximately ten additional clinics that are prospects for acquisition that have been brought to our attention by business brokers and word of mouth. We will attempt to build a critical mass of clinics within selected geographical areas so that we can achieve efficiencies in administration, purchasing, opportunities for personnel and other activities that will benefit from having a number of clinics in close proximity.

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

The analysis of new acquisition prospects is being undertaken by, or under the supervision of, our President and COO who are not professional business analysts. To assist management with acquisitions, we are engaging the services of consultants and advisors in addition to our legal counsel and accountants to evaluate such information as the billing practices, medical procedures and personnel. We are concentrating on identification of preliminary prospective business opportunities which are being brought to our attention through business brokers, word of mouth, direct solicitation of clinic owners, attending conferences or other referrals. In analyzing prospective clinic acquisitions we consider such matters as the availability of required personnel, financial resources, working capital and other financial requirements, history of operations, prospects for the future, nature of present and expected competition, the quality and experience of management services which may be available and the depth of that management, specific risk factors, the potential for growth or expansion, existing and expected profitability, the perceived public recognition of services and name identification and other relevant factors. We conduct site visits and meet personally with the owners, physicians, management and key personnel of each clinic that we have an executed MOU with and, to the extent possible, require written reports. We will attempt not to acquire any clinic for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

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

As stated above, we will attempt not to acquire or merge with any entity which cannot provide independent audited financial statements within a reasonable period of time after closing of the proposed transaction. We are subject to all of the reporting requirements included in the 34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of our Form 8-K to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition, as well as our audited financial statements included in our annual report on Form 10-K. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the clinic to be acquired in the closing documents, the closing documents may provide that the proposed transaction will be voidable, at the discretion of the present management of the Company.

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

Results of Operations

Through the period ended September 30, 2014 our operations mainly consisted of conducting due diligence of the pain care clinics we have under MOUs.  We are showing a loss of $566,011 for the nine months ended September 30, 2014 compared to $437,585 for the period from the inception date of January 31, 2013 to September 30, 2013 and a loss of $229,965 and $252,555 for the quarters ended September 30, 2013 and 2014, respectively. On September 30, 2014 we had assets of $5,195 in petty cash, liabilities of $1,390,058 and a stockholders’ deficit of $1,384,863.

Quarter Ended September 30, 2014 Compared to Quarter Ended September 30, 2013

Net Sales

We had no sales for either period.

Cost of sales

We had no cost of sales for either period.

Gross Profit or Loss

We had no gross profit or loss for either period.

Operating Expenses

For the quarter ended September 30, 2014 we had operating expenses of $251,954 compared to $229,615 for the quarter ended September 30, 2013. These expenses consisted of accounting fees, legal fees for general corporate legal advice and fees due under the Services Agreement between Champion Nevada and Champion Toronto which included Champion Toronto working with us in evaluating acquisition prospects, preparing and negotiating  the outstanding MOUs with medical clinics, due diligence investigations of those medical clinics, preparing marketing materials and financial projections for prospective investors, participating in discussions with prospective investors and fulfilling our general administrative requirements. Interest costs of $601 and $350 were accrued during the quarters ended September 30, 2014 and 2013, respectively.

Net Loss

With the interest accruals, we had a net loss of $252,555 for the quarter ended September 30, 2014 compared to $229,965 for the quarter ended September 30, 2013. The increase in our net loss was attributed to the costs associated with activities that are described above in “Operating Expenses” that had not commenced until after September 30, 2013.

Nine months Ended September 30, 2014 Compared to Period from Inception Date of January 31, 2013 to September 30, 2013

Net Sales

We had no sales for either period.

Cost of sales

We had no cost of sales for either period.

Gross Profit or Loss

We had no gross profit or loss for either period.

Operating Expenses

For the nine months ended September 30, 2014 we had operating expenses of $564,212 compared to $437,235 for the period from inception date of January 31, 2013 to September 30, 2013. These expenses consisted of activities that were similar to those incurred for the quarter ended September 30, 2014 but also include legal costs and fees associated with submission of the Form 15c2-11 to FINRA and engaging the services of Xnergy Financial. Interest costs of $1,799 and $350 were accrued during the nine months ended September 30, 2014 and 2013, respectively.

Net Loss

With the interest accruals, we had a net loss of $566,011 for the nine months ended September 30, 2014 compared to $437,585 for the period from inception date of January 31, 2013 to September 30, 2013. The increase in our net loss was attributed to the costs associated with activities that are described above in “Operating Expenses” that had not commenced until after September 30, 2013.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2014 were $5,195 compared to $1,993 as of September 30, 2013. As of September 30, 2014 we had working capital deficit of $1,384,863 compared to $818,852 for the year ended December 31, 2013.

We have convertible debentures totaling $47,690 in place as of September 30, 2014 with accrued interest of $2,734.

No warrants or options have been issued as September 30, 2014.

We are actively looking for either equity and/or debt financing to settle our current and future liabilities and to accomplish our business plans but there is no assurance that we will be able to do so.

Commitments

We do not have any commitments which are required to be disclosed as of September 30, 2014.

Off-Balance Sheet Arrangements

As of September 30, 2014, we are not aware of any off-balance sheet transactions requiring disclosure.

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

The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as the Company has just three officers with no additional employees; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; and (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy. In the near future, our CEO and Principal Financial Officer plans to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy once funds are available; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

Changes in Internal Controls

During the quarter ended September 30, 2014, there have been no significant changes in the Company’s internal controls as such term in defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the 34 Act or in other factors that could significantly affect these controls as of the end of the period covered by the report and up to the filing date of this Quarterly Report on Form 10-Q. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

We are a presently a holding company that will, unless we make acquisitions at the parent level, depend on cash flow from our wholly owned subsidiaries to meet our obligations, and any inability of our subsidiaries to pay us dividends or make other payments to us when needed could disrupt or have a negative impact on our business.

We are presently a holding company with no material assets other than our ownership interests in our wholly-owned subsidiaries, Champion Nevada, through which we plan to implement our business plan, and IAG, for which we have no present plans. We expect to rely on dividends, advances, or other such distributions, from our clinics to Champion Nevada and then to us for our cash needs, including the funds necessary to service any debt we may incur and to pay our operating expenses. The ability of Champion Nevada to make distributions to us will depend upon the profitability of the clinics it acquires, which will be subject to a number of business considerations, state and federal laws and in some case, the agreement between Champion Nevada and the acquired clinic. We cannot provide any assurance that distribution of funds from Champion Nevada to us will be adequate to satisfy our liquidity needs, and if we are not able to obtain sufficient funds from Champion Nevada to pay our obligations as they become due, our business could be negatively impacted.

We may not be able to implement our business strategy successfully on a timely basis or at all.

Our future success depends, in large part, on our ability to close on the acquisition of some of the clinics Champion Nevada currently has MOUs outstanding for and implementing our business strategy for delivery of the Protocol. Our ability to implement this growth strategy depends, among other things, on our ability to:

[ ]	enter into acquisition agreements with clinics we have outstanding MOUs with as well as other clinics that we deem accretive to our business interests;

[ ]	increase the recognition of the Protocol; and

[ ]	expand and maintain delivery of the Protocol in the United States.

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

We plan to increase revenues and earnings from the clinics we, or our wholly owned subsidiary, Champion Nevada, acquire by increasing the type and number of procedures performed and increasing the number of physicians performing procedures, consistent with the Protocol. In addition, we plan to obtain new or more favorable contracts with third party payors, increase the capacity of our clinics and increase patient and physician awareness of our clinics. Through this strategy we expect to increase the volume of procedures performed at our acquired clinics and result in higher revenues. However, procedure volume at our acquired clinics is susceptible to economic conditions, including high unemployment rates and other factors that may cause patients to delay or cancel previously planned procedures. As such, there can be no assurances that we will be successful at implementing our growth strategy at our acquired clinics.

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

We anticipate that a material portion of our revenues will be derived from the introduction of the Protocol into our acquired clinics and possibly through licensing the Protocol to other entities, such as hospitals.  We can give no assurance that the Protocol will be widely accepted or that we will be able to receive enough, or any, funding from payors to introduce or sustain the Protocol in any given clinic, or at all. Because the Protocol is a new medical approach, it is possible that wide acceptance will never be attained which would have an adverse effect on our business, financial condition and results of operations.

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

While there is presently a market for our common stock, the market price of our common stock may nevertheless fluctuate widely in response to various factors, some of which are beyond our control, including:

[ ]	market conditions or trends in the healthcare industry or in the economy as a whole;

[ ]	actions by competitors;

[ ]	actual or anticipated growth rates relative to our competitors;

[ ]	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

[ ]	economic, legal and regulatory factors unrelated to our performance;

[ ]	any future guidance we may provide to the public, any changes in such guidance or any difference between our guidance and actual results;

[ ]	changes in financial estimates or recommendations by any securities analysts who follow our common stock;

[ ]	speculation by the press or investment community regarding our business;

[ ]	litigation;

[ ]	changes in key personnel; and

[ ]	future sales of our common stock by our officers, directors and significant shareholders.

In addition, the over-the-counter markets in which our common stock is currently being quoted under the symbol CPAI, have  experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These broad market fluctuations may materially affect our stock price, regardless of our operating results.  The price at which investors purchase shares of our common stock may not be indicative of the price that will prevail in the trading market. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, these factors may make it more difficult or impossible for you to sell our common stock for a positive return on your investment. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

Our common stock may lack a significant trading market, which could make it more difficult for an investor to sell our common stock.

While we are approved for trading by the Financial Industry Regulatory Authority (“FINRA”) with the symbol CPAI and our shares have traded in the over-the-counter market, there is no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities quoted in the over-the-counter markets as opposed to securities traded on a national exchange. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, or to obtain coverage for significant news events concerning us, and our common stock could become substantially less attractive for investment by financial institutions, as consideration in future capital raising transactions or for other purposes.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

License Transfer Agreement

On February 1, 2013 Champion Toronto granted an exclusive license to Champion Nevada to use the Protocol in the United States with an effective date of February 1, 2013. The License Agreement, attached as Exhibit 10.5 to the Form 8-K filed on October 23, 2013, specifically provided that, upon the acquisition of Champion Nevada by the Company, Champion Toronto, as our majority shareholder, would cause the Board of Directors of Champion Nevada to transfer the License Agreement to the Company while allowing Champion Nevada to retain non-exclusive rights to the Protocol in the US. On July 1, 2014, the transfer of the License Agreement to the Company was completed through the execution of a License Transfer Agreement which is appended to this report as Exhibit 10.6.

Services Agreement

On February 1, 2013, Champion Nevada and Champion Toronto entered into a services agreement with an effective date of December 1, 2012 (“the Services Agreement”) and attached as Exhibit 10.6 to the Form 8-K filed on October 23, 2013. Under the Services Agreement, Champion Toronto provides management services to Champion Nevada in exchange for fees and for reimbursement of the costs incurred by Champion Toronto and specifically required that, upon the acquisition of Champion Nevada by the Company, Champion Toronto, as our majority shareholder, would cause our Board of Directors of to enter into a separate Services Agreement with the Company. On July 1, 2014, a Services Agreement, effective October 23, 2013, was entered into between Champion Toronto and the Company and is appended to this report as Exhibit 10.7.

ITEM 6.    EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Exhibit Description
31.2

Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.6	License Transfer Agreement by and between Champion Pain Care Corp. (Nevada), Champion Care Corp. (Toronto) and OICco Acquisition I, Inc. dated July 1, 2014.
10.7	Services Agreement by and between Champion Care Corp. (Toronto) and OICco Acquisition I, Inc. dated July 1, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Champion Pain Care Corporation

Date: November 19, 2014	By:	/s/ Terrance Owen
CEO and Director