Form 10-K
period 2014-12-31
Champion Pain Care Corp
filed 2015-04-29
CIK 1469284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

Commission file number: 333-162084

Champion Pain Care Corporation

(Exact Name of Registrant as Specified in its Charter)

Delaware	27-0625383
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

48 Wall Street, 10th Floor New York, NY 10005
(Address of Principal Executive Offices)

Registrant’s telephone number, including area code: 775-546-0311

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.0001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   . No  X

From January 31, 2013 (date of inception) through December 31, 2014, the issuer had no revenues.

As of December 31, 2014, there was a limited trading market for the issuer’s common stock, $0.0001 par value.

The number of shares outstanding of the issuer’s common stock, $0.0001 par value, as of April 29, 2015 was 46,888,500 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Champion Pain Care Corporation

Form 10-K Annual Report

EXPLANATORY NOTE

Unless otherwise indicated or the context otherwise requires, all references in this Form 10-K to “we,” “us,” “our,” or “the Company” refer to Champion Pain Care Corporation (“Champion”).

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

•

On May 29th 2013, we entered into a Share Exchange Agreement and Plan of Reorganization (the “Exchange Agreement”) with Champion Pain Care Corp. (“CPCC”), a Nevada corporation.  On October 18, 2013 and pursuant to the terms of the Exchange Agreement, 31,500,000 shares of our $0.0001 par value common stock (the “Common Stock”) were issued to Champion Care Corp., a Canadian corporation (“Champion Toronto”), in exchange for all of the issued and outstanding shares of common stock of CPCC owned by Champion Toronto. Upon completion of the foregoing transactions, CPCC became our wholly-owned subsidiary. On October 31, 2014, the name of the Company was changed to Champion Pain Care Corporation and a new ticker symbol, CPAI, and CUSIP number, 158571109, were assigned.

Our Company

We are a pain management company that has licensed the rights in the United States to a proprietary pain management protocol, the Champion Pain Care Protocol (the “Protocol”), from our former principal shareholder, Champion Toronto. We intend to acquire private medical clinics throughout the United States that specialize in the treatment and management of chronic pain and add the Protocol to the treatments already provided by acquired clinics.

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

•

The annual cost of chronic pain in the United States, including direct medical costs, lost income, and lost productivity, is estimated to be $635 billion. In comparison, the estimated annual costs in 2010 dollars of heart disease, cancer and diabetes was $309, $243 and $188 billion, respectively.

•

Total estimated medical costs associated with back and neck pain, two of the commonest types of chronic pain, increased by 65% between 1997 and 2005, to about $86 billion a year.

•

The estimated annual direct medical cost of low back pain alone is $30 billion. The impact of back pain is $100-200 billion in decreased wages and lost productivity.

•

Patients with chronic pain have more hospital admissions, longer hospital stays, and unnecessary trips to emergency rooms.

Other studies, including private sector market and corporate reports, have quantified the direct costs of chronic pain as described below.

•

The U.S. market for pain-management therapeutics is estimated to grow to $60 billion by 2015 (Anon., 2011a). This market consists of prescription and OTC medications, patient-controlled dosing, implants, and electrical stimulation.

•

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

Our market research

In August 2012, we identified 285 cities in the U.S. with populations greater than 100,000 as of July, 2011 on Wikipedia (http://en.wikipedia.org/wiki/List_of_United_States_cities_by_population). That information has now been updated with estimates of population for July 2013 and, at that time, 295 cities exceed populations of 100,000.

We used the search engine provided for the SummaCare Medicare Advantage plans to estimate the number of doctors and private clinics specializing in pain medicine that were registered with this agency in each of the 285 cities with populations of 100,000 or more that were identified in July, 2011.

In all cities, we counted the number of doctors located at each address and, were able to identify those doctors practicing at public institutions and eliminate them from the estimate of doctors practicing in private clinics By doing so, we estimated that in August 2012 there were 1,339 private clinics and 2,022 doctors at those clinics specializing in pain medicine in the United States that were registered with the SummaCare Medicare Advantage Multiplan.

We also conducted a random check to see if another insurance provider had these same clinics registered in the selected cities and, in most cases, we determined, that most clinics were registered with more than one agency. In other cases, clinics registered with SummaCare did not appear to be registered with the other agency that was used for the cross check.

Since there is not a complete overlap of doctors registered with the various agencies, we assumed that there are approximately 1,500 private clinics with as many as 2,500 doctors specializing in pain medicine in the United States. Also, we did not consider any centers with fewer than 100,000 people. These factors likely explain why an independent study estimated that there are 6,801 doctors specializing in pain management in the United States (Anon., 2013b) since that estimate would have included doctors in smaller centers and in public institutions.

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

Our research also revealed that the market for private pain management clinics is very fragmented. Of the 1,339 clinics identified in our investigation, 91.2% have one or two doctors, 7.5% have 3 to 4 doctors and 1.3% have more than 4 doctors. This observation is corroborated by a study of the number of doctors in all practices in the United States which surveyed 264,742 medical offices and observed that 70.9% of these offices had 1 or 2 doctors, 18.7% had 3 to 5 doctors and 10.4% had 6 doctors or more (Anon., 2013c).

Our strategy

Our strategy is to bring clinics that are operating in this fragmented market under the ownership of our company and provide professional management and additional sources of revenue through accreditation and the ancillary services described below. By doing so, we believe that we can continually improve on our services, develop competitive advantages and build a national brand for the treatment and management of chronic pain. We are in the process of ongoing negotiations to acquire three clinics located in Texas, Illinois and Georgia, subject to securing funding. We have also identified other clinics in these and other states that are acquisition prospects. We do not expect to generate any revenues until we complete the acquisition of our first clinics which we anticipate occurring in the third or fourth quarter of 2015.

Establish standard operating procedures (“SOP’s”) and best practices

After acquiring clinics specializing in pain management, we intend to continue their businesses as before but also implement SOP’s that will bring efficiencies and economies of scale to the clinics that individual doctors or partnerships of doctors are not able to achieve on their own. We believe that these SOP’s will bring consistency, efficiency and economy to such activities as human resources, compliance, regulatory affairs, marketing, management, accounting, purchasing, billing and legal services. As clinics are acquired, we expect to find that certain clinics will have “best practices” that can be implemented in other clinics we own.

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

Accreditation

CARF International (“CARF”, www.carf.org) is an organization that provides international accreditation for Medical Rehabilitation, including pain management therapies. CARF accreditation ensures that standardized service will be provided in all clinics that adopt the Protocol. CARF accreditation increases the number of CPT billing codes that are eligible for reimbursement. Securing CARF accreditation is expected to provide an increase in revenues for each patient treated with the Protocol.

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

•

77% rated the strength of their chronic low back pain programs as somewhat, minimally or not effective.

•

18% of respondents ranked chronic pain in the top one-third of their health system priorities;

•

83% indicated that chronic pain management protocols have some, minimal or no integration with the health system’s electronic medical records: and

•

30% believed that they have effective practice protocols in place to promote non-opiate analgesics.

•

Chronic pain management is fragmented across clinical services, modes of care, e.g., inpatient, outpatient, emergency department, medical homes. This observation corroborates our findings about fragmentation of the market.

These observations coincide with our analysis of the pain management market and support our contention that a standardized, nationally branded service that specializes only in the treatment and management of chronic pain will offer a competitive advantage in the market.

Our Services

The Protocol is a new, proprietary medical approach for the treatment and management of chronic pain which consists of the following personalized treatment plans.

•

Physical examination by the attending doctor, blood testing and urine drug screening to:

o

provide accurate diagnoses of the type and source of pain;

o

establish baseline drug profiles;

o

monitor treatment progress; and

o

maintain post-treatment support.

•

Education for patients about the specific nature of their chronic pain.

•

On-going interaction to ensure and support patient adherence to beneficial behavioral changes such as keeping regular hours to enhance sleep patterns.

•

Relaxation training to reduce the effects or stress and anxiety which can aggravate pain.

•

Specific amino acids and other dietary supplements to restore and maintain normal brain chemistry.

•

Reduction of cellular inflammation through:

o

patient pain diary and tracking of food intake and activities;

o

identification of pain triggers and food sensitivities in the diet; and

o

proper nutrition to eliminate problem foods and provide better nutrition.

•

Reduction of joint inflammation through:

o

dietary changes;

o

topical medications; and

o

light exercise regimens.

•

Day and night time regimens to promote restorative sleep.

•

Use electrotherapy stimulation (“CES”) to promote production and release of endorphins (Han et al., 1991; Han, 2004).

•

Topical medications for pain relief.

•

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

•

Mood from 1 for bad to 10 for good

•

Energy from 1 for low to 10 for high

•

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

•

Number of times waking up from sleep

•

Hours of sleep each night

•

Maximum pain level during the day from 0 for no pain to 10 for maximum pain

•

Average pain level during the day from 0 for no pain to 10 for maximum pain

•

Energy level for the day from 1 for low to 10 for high

•

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

*Not significant

These results indicate that with the full treatment proscribed for the Protocol patients were waking up from sleep less, their maximum and average pain levels were reduced and their energy levels and hours without pain increased. There was not a significant effect on the hours of sleep at the 95% confidence level.

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

We also hypothesize that treatment with the Protocol restores normal brain chemistry by boosting the concentration of endorphins and other pain-reducing chemicals in cerebrospinal fluid (“CSF”). We have no direct evidence for this but it is another aspect of treating pain with the Protocol that we intend to study in formal clinical trials.

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

We are currently conducting due diligence on a number of clinics in the United States that are currently run by sole practitioners. In this regard, we have identified certain opportunities that we believe will yield substantial revenues after an acquisition. In certain cases, a physician’s time may be divided between two clinics, each of which are only operating on a part-time basis. We believe that revenues can be increased by hiring an additional physician and running both clinics full-time. In most cases, doctors have preferred funding sources and tend to downplay or ignore others. Our strategy is to increase revenues by pursuing unexploited sources of revenues, developing ancillary services and securing CARF accreditation.

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

Intellectual property

We license the Protocol from Champion Toronto exclusively for delivery in United States in exchange for a royalty payment of 10% of net sales. The term of our license extends through February 1, 2018, with automatic 5 year renewals until the license agreement is terminated by either party. All of our directors are also directors of Champion Toronto, and as such, we expect our relationship with Champion Toronto to be long lasting. Our relationship with Champion Toronto is further governed by a services agreement, which requires Champion Toronto to pay us $10,000 a month, in addition to an hourly rate of $400, and certain bonuses for clinic acquisitions, in exchange for our marketing and managing the delivery of the Protocol to clinics in the United States.

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

http://www.iom.edu/Reports/2011/Relieving-Pain-in-America-A-Blueprint-for-Transforming-Prevention-Care-Education-Research/Report-Brief.aspx

Anon. 2011c. The Use of Medicines in the United States: Review of 2010. IMS Institute for Healthcare Informatics. Parsippany, NJ, USA. 37 pp.

http://www.imshealth.com/cds/imshealth/Global/Content/Corporate/IMS%20Health%20Institute/Reports/Use_of_Meds_in_the_U.S._Review_of_2010.pdf

Anon. 2011d. FDA Acts to Reduce Harm from Opioid Drugs. U.S. Food and Drug Administration, Silver Spring, MD, USA. 2 pp.

http://www.fda.gov/forconsumers/consumerupdates/ucm251830.htm

Anon. 2011e. Policy Impact: Prescription Painkiller Overdoses. Centers for Disease Control and Prevention. Atlanta, GA., USA. 8 pp.

http://www.cdc.gov/homeandrecreationalsafety/rxbrief/

Anon. 2012. Evolution in the Pain Therapy Drugs Market: Nociceptive and Neuropathic Drug Development. Espicom Healthcare Intelligence, Chichester, West Sussex, UK. 126 pp.http://www.marketresearch.com/Espicom-Healthcare-Intelligence-v1129/Evolution-Pain-Therapy-Drugs-6742459/

Anon. 2013a. Chronic pain. Relmada Therapeutics, Inc., New York, NY, USA. 1 p.

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

Governmental Regulation

General

The following information is presented with the understanding that we have not yet acquired any clinics and are not yet subject to the regulations described below. However, as soon as we have acquired at least one clinic, most, if not all, of the federal regulations and the applicable state and municipal laws described below will apply to our business. For this discussion, it is understood that when we mention “our clinics” or “our facilities” or clinics or facilities that that we “own”, it is in reference to clinics or facilities that we may acquire in the course of our business, assuming that we are able to acquire any clinics at all.

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

Medicare-Medicaid Fraud and Abuse Provisions

Section 1128B(b) of the Social Security Act (the “Federal Anti-Kickback Statute”) prohibits the knowing or willful offering, payment, solicitation or receipt or remuneration, directly or indirectly, overtly or covertly, in cash or in kind, for: (1) the referral of patients or arranging for the referral of patients to receive services for which payment may be made in whole or in part under a federal or state healthcare program; or (2) the purchase, lease, order or arranging for the purchase, lease or order of any good, facility, service or item for which payment may be made under a federal or state healthcare program. The Federal Anti-Kickback Statute is very broad in scope and many of its provisions have not been uniformly or definitively interpreted by case law or regulations. Violations may result in criminal penalties or fines of up to $25,000, imprisonment for up to five years, or both. Violations of the Federal Anti-Kickback Statute may also result in substantial civil penalties, including penalties of up to $50,000 for each violation, plus three times the amount claimed and exclusion from participation in the Medicare and Medicaid programs. Exclusion from these programs would result in significant reductions in revenue and would have a material adverse effect on our business.As authorized by Congress, the Office of the Inspector General (“OIG”) promulgated safe harbor regulations that outline categories of activities protected from prosecution under the Federal Anti-Kickback Statute. These safe harbors cover, among other things, investment interests, personal services and management contracts and employment arrangements. Although conduct or business arrangements that do not fall within a safe harbor are not unlawful per se, noncompliant conduct or business arrangements risk increased scrutiny by governmental enforcement authorities.In addition to the Federal Anti-Kickback Statute, the Health Insurance Portability and Accountability Act of 1996, or “HIPAA,” provides for criminal penalties for healthcare fraud offenses that apply to all health benefit programs, including the payment of inducements to Medicare and Medicaid beneficiaries in order to influence those beneficiaries to order or receive services from a particular provider or practitioner. Federal enforcement officials have numerous enforcement mechanisms to combat fraud and abuse, including the Medicare Integrity Program and an incentive program under which individuals can receive up to $1,000 for providing information on Medicare fraud and abuse that leads to the recovery of at least $100 of Medicare funds. In addition, federal enforcement officials have the ability to exclude from Medicare and Medicaid any investors, officers and managing employees associated with business entities that have committed healthcare fraud.Evolving interpretations of current, or the adoption of new, federal or state laws or regulations, could affect many of our arrangements. Law enforcement authorities, including the OIG, the courts and Congress, are increasing their scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to exchange remuneration for patient care referrals and opportunities. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purposes of payments between healthcare providers and potential referral sources.

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

FCA claims may be brought by governmental enforcement authorities or by individuals on the govern ment’s behalf under the FCA’s  qui tam, or “whistleblower,” provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant defrauded the federal government. Additionally, HIPAA established (1) civil liability for up-coding and billing medically unnecessary items and services, and (2) federal criminal sanctions for healthcare fraud against a private, nongovernmental healthcare benefit program. Although we have implemented policies and procedures to avoid violations of these laws, there can be no assurance that the conduct will not be reviewed and challenged by whistleblowers or governmental enforcement authorities. Any adverse determination could subject us to criminal and civil liability.

A number of states have adopted their own false claims provisions as well as their own qui tam provisions whereby a private party may file a civil lawsuit in state court.

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

We are a holding company with no material assets other than our ownership interests in our wholly-owned subsidiaries, CPCC, through which we plan to implement our business plan, and IAG, for which we have no present plans. We will rely on dividends, advances, or other such distributions, from our clinics to our CPCC subsidiary and then to us for our cash needs to service any debt we may incur and to pay our operating expenses. The ability of CPCC to make distributions to us will depend upon the profitability of the clinics we acquire, which will be subject to a number of business considerations, state and federal laws and in some case, the agreement between CPCC and the acquired clinic. We cannot provide any assurance that distribution of funds from CPCC to us will be adequate to satisfy our liquidity needs, and if we are not able to obtain sufficient funds from CPCC to pay our obligations as they become due, our business could be negatively impacted.

We may not be able to implement our business strategy successfully on a timely basis or at all.

Our future success depends, in large part, on our ability to implement our business strategy of acquiring clinics for delivery of the Protocol. Our ability to implement this growth strategy depends, among other things, on our ability to:

•	Obtain financing to enable us to acquire clinics
•	enter into acquisition agreements with clinics we deem accretive to our business interests;

•	increase the recognition of the Protocol; and

•	expand and maintain delivery of the Protocol in the United States.

In the event we are unable to successfully implement our business strategy, our operating results will be adversely affected or if we invest resources in a strategy that ultimately proves unsuccessful.

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

We plan to increase revenues and earnings from the clinics we acquire by increasing the type and number of procedures performed and increasing the number of physicians performing procedures, consistent with the Protocol. In addition, we plan to obtain new or more favorable contracts with third party payors, increase the capacity of our clinics and increase patient and physician awareness of our clinics. Through this strategy we expect to increase the volume of procedures performed at our acquired clinics and result in higher revenues. However, procedure volume at our acquired clinics is susceptible to economic conditions, such as high unemployment rates, higher co-pays and other factors that may cause patients to delay or cancel previously planned procedures. As such, there can be no assurances that we will be successful at implementing our growth strategy at our acquired clinics.

If we are unable to manage the growth of our business through the acquisition of clinics our business and results of operations could be adversely affected.

At such time as we have acquired clinics, we may not be able to successfully integrate the operations of newly acquired clinics with existing clinics and we may not realize all or any of the expected benefits of acquiring new clinics as and when planned. The integration of operations of new clinics with our existing clinics will be complex, costly and time-consuming. We expect that the integration of the operations of new clinics will require significant attention from our senior management and will impose substantial demands on our operations and personnel, potentially diverting attention from other important pending projects. Therefore, we may not be able to successfully manage our growth within our budgetary expectations and anticipated timetable. Accordingly, we may fail to realize some or all of the anticipated benefits of acquiring new clinics, including increasing the scale of our operations, diversification, and cash flows and operational efficiency.

If we do not have sufficient capital resources to complete acquisitions and develop our clinics, our ability to implement our business plan could be adversely affected.

We will need capital to implement our business plan, and will seek to finance future clinic acquisitions and development projects through debt or equity financings of which there can be no assurance. Disruptions to financial markets or other adverse economic conditions may adversely impact our ability to complete any such financing or the terms of any such financing may be unacceptable or unfavorable to us. To the extent that we undertake financings with our equity securities, our current shareholders will experience ownership dilution. To the extent we incur debt, we may have significant interest expense and may be subject to covenants in the related debt agreements that restrict the conduct of our business. No assurance can be given that we will be able to obtain financing necessary to implement our business plan or that the financing will be available on terms acceptable to us.

Since most medical clinics operate on a cash rather than an accrual basis, we may not be able to accurately determine the profitability or current assets of clinics that are acquisition prospects and possibly overpay for them which will adversely affect our profitability, diminish our tangible assets and increase our accounting costs.

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

A lack of formal intellectual property protection for the Protocol may result in unauthorized use by physicians, clinics or competitors.

The Protocol is a trade secret and, without formal intellectual property (“IP”) protection, is vulnerable to unauthorized use. Although trade secret protection is often chosen as a means to protect IP, it leaves a company with few options to take action if a third party manages to reverse engineer or copy the trade secret. To protect our interests, we do not provide any information on the Protocol to third parties without a Non-Disclosure Agreement (“NDA”) in place. In the future, we intend to strengthen our IP protection options in due course with copyright protection. We also intend to evaluate patenting certain key procedures or apparatus related to the Protocol. However, we may not be able to support the expense of taking such steps and, even after we have taken all reasonable steps to protect our IP, it is still possible that unauthorized third parties will use our IP. If such unauthorized use of our IP does occur, our ability to stop such practices may be very limited and, if so, we will likely lose some potential revenues.

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

In December 2000, the U.S. Department of Health and Human Services ("DHHS") released final health privacy regulations implementing portions of the Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"). These final health privacy regulations were effective in April, 2003, for providers that engage in certain electronic transactions, including the submission of claims for payment. Additionally, DHHS published final standards to protect the security of health-related information in February 2003. Finally, in August 2009 DHHS published interim final breach notification regulations implementing section 13402 of the Health Information Technology for Economic and Clinical Health ("HITECH") Act. The HIPAA privacy and security regulations and the HITECH Act extensively regulate the use and disclosure of individually identifiable health-related information. Our clinics and physicians will be covered entities under HIPAA if those entities provide services that are reimbursable under Medicare or other third-party payers. Although the covered health care providers themselves are primarily liable for HIPAA compliance, as a "business associate" to these covered entities we are bound indirectly to comply with the HIPAA privacy regulations, and we are directly bound to comply with certain of the HIPAA security regulations. Although we cannot predict the total financial or other impact of these privacy and security regulations on our business, compliance with these regulations could require us to incur substantial expenses, which could have a material adverse effect on our business, financial condition and results of operations. In addition, we will continue to remain subject to any state laws that are more restrictive than the privacy regulations issued under the Administrative Simplification Provisions.

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

While there is a limited current market for our common stock, if an active market develops, the market price of our common stock may fluctuate widely in response to various factors, some of which are beyond our control, including:

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

In addition, the over-the-counter markets in which our common stock is being quoted, have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These broad market fluctuations may materially affect our stock price, regardless of our operating results.  Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, these factors may make it more difficult or impossible for you to sell our common stock for a positive return on your investment. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

Shares of our common stock when trading, may lack a significant trading market, which could make it more difficult for an investor to sell our common stock.

While we were recently approved for trading by the Financial Industry Regulatory Authority (“FINRA”), shares of our common stock are not actively trading in the over-the-counter market. There is no assurance that an active trading market in our common stock will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities quoted in the over-the-counter markets as opposed to securities traded on a national exchange. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of “bid” and “ask” quotations and generally lower trading volume. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the market value of, our common stock, or to obtain coverage for significant news events concerning us, and our common stock could become substantially less attractive for investment by financial institutions, as consideration in future capital raising transactions or for other purposes.

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

Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Our certificate of incorporation, as amended, authorizes the issuance of up to 100,000,000 shares. As of December 31, 2014 there were 46,888,500 shares of our common stock outstanding. Although we have no commitments as of the date of this report to issue additional securities, we will issue a substantial number of additional shares of our common stock or debt securities to complete a business combination, to raise capital or as non-cash based compensation. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote, and might dilute the book value of our common stock. You may incur additional dilution if holders of stock options and warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

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

Our largest shareholders have significant control over our common stock and may be able to control our Company indefinitely.

Our largest shareholders currently have beneficial ownership of approximately 68% of our outstanding common stock. These significant stockholders therefore have considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors and the approval of significant corporate transactions.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As of December 31, 2014, there were no outstanding or unresolved staff comments on the company.

ITEM 2. PROPERTIES

We have office services provided to us at 48 Wall Street, New York, NY 10005. We have no other properties but are actively pursuing the acquisition of a number of clinics that specialize in the treatment and management of chronic pain and, if the sellers of the clinics also own the property on which the clinics are located, we may also acquire the property or take an option of the property.

ITEM 3. LEGAL PROCEEDINGS

At the time of this report, we are not involved in any legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

PART II

ITEM 5. MARKET FOR OUR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information. On July 15, 2014, our Common Stock became eligible for trading on the OTCBB under the original name, OICco Acquisition I, Inc. and the symbol, OCAQ. On October 31, 2014, the name of the company was changed to Champion Pain Care Corporation. A new ticker symbol, CPAI, and a new CUSIP Number, 158571109, were assigned. No assurance can be given that any market for our Common Stock will ever develop.

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

On November 21, 2014, we issued 238,500 shares of our restricted common stock to redeem convertible debentures valued at $47,690 plus accumulated interest of $3,885.

On September 15, 2014, we issued 150,000 shares of our restricted common stock in exchange for services valued at $30,000 for website management and hosting and social media activities for one year commencing on September 15, 2014.

On November 24, 2014, we issued 1,500,000 shares of our restricted common stock to Champion Toronto in exchange for services rendered to the Issuer by Champion Toronto valued at $320,400 which reduced the Related Party Payable to Champion Toronto by that amount.

(c) Holders. Our authorized capital consists of 100,000,000 shares of common stock, par value of $0.0001 per share. As of December 31, 2014, there were 46,888,500 shares of Common Stock issued and outstanding held by 72 record holders. No other classes of shares are issued or authorized.

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

Our acquisition of clinics depends on the availability of funding which we have not yet obtained. On January 31, 2014, we entered into a Corporate Finance Engagement with Xnergy Financial LLC a New York and California based company, to secure the financing required for us to accomplish the goals set forth above. We terminated that agreement effective February 23, 2015. On July 21, 2014, we accepted an Expression of Interest from Continental Advisory Services, LLC of New York to secure funding for the acquisition of clinics and allowed this agreement to expire on January 5, 2015.

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

Critical Accounting Policies

Basis of Presentation

The accompanying financial statements of the Company have been prepared by the Company in accordance with accounting principles generally accepted in the United States.

Use of Estimates

The preparation of these financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to recoverability of long-lived assets, and deferred income tax asset valuations. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between estimates and the actual results, future results of operations will be affected.

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

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period including stock warrants and options, using treasury stock method, and convertible preferred stock using the if-converted method. As there was a net loss for the period, basic and diluted loss per share is the same for the period from January 31, 2014 through December 31, 2014.

Results of Operations

There were no operations prior to the date of this report. We are showing  a net loss of $861,202 for the year ended December 31, 2014 and an accumulated deficit of $1,643,017 since the inception date of January 31, 2013 to December 31, 2014 compared to a net loss and an accumulated deficit of $781,815 since the inception date of January 31, 2013 to December 31, 2013. On December 31, 2014 assets were $343 in cash deposited with our subsidiary, Champion Pain Care Corp. in BMO Bank of Montreal compared to $384 as of December 31, 2013. Liabilities were $1,282,297 as of December 31, 2014 and $819,236 as of December 31, 2013

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Net Sales

We had no sales for the period.

Cost of sales

We had no cost of sales for either period.

Gross Profit or Loss

We had no gross profit or loss for either period.

Operating Expenses

For the period from January 31, 2013 (inception) through December 31, 2013, operating expenses of $781,815 were incurred. These expenses consisted of $59,914 for accounting, audit and legal fees. Legal fees included the costs for assisting us with the Exchange Agreement dated October 18, 2013 and the Form 8-K filed on October 23, 2013, reviewing information required by Spartan Securities Group Ltd. to submit a Form 15c2-11 to the Financial Industry Regulatory Authority (“FINRA”) on our behalf, preparing investment documents and general legal counsel. The bulk of the remaining expenses were incurred under the Services Agreement between CPCC and Champion Toronto for services provided by Champion Toronto included completing the Exchange Agreement, the Form 8-K dated October 23, 2013, submission of the Form 15c2-11 to FINRA, evaluating acquisition prospects, preparation and negotiation of Memoranda of Understanding (“MoU”) with medical clinics, due diligence investigations of medical clinics under MoU, preparing marketing materials and financial projections for prospective investors participating in discussions with prospective investors and for fulfilling our general administrative requirements.

For the period from January 1, 2014 through December 31, 2014, operating expenses of $858,252 were incurred. These expenses consisted of $58,181 for accounting, audit and legal fees. Legal fees included the costs for assisting us with the name change of the company, obtaining DTC and DWAC eligibility, filing documents required for share transfers by insiders, reviewing Form 10-K, Form 10-Q and Form 8-K filings reviewing investment documents and general legal counsel. The bulk of the remaining expenses were incurred under the Services Agreement between CPCC and Champion Toronto for services provided by Champion Toronto included preparation of all filings required by the SEC, evaluating acquisition prospects, preparation and negotiation of Memoranda of Understanding (“MoU”) with medical clinics, due diligence investigations of medical clinics under MoU, preparing marketing materials and financial projections for prospective investors participating in discussions with prospective investors and for fulfilling our general administrative requirements.

Net Loss

We had a net losses of $781,815 and $861,202 for the periods ended December 31, 2013 and 2014, respectively

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2013 and 2014 were $384 and $343, respectively. As of December 31, 2013 and 2014 we had working capital deficits of $818,852 and $1,281,954, respectively.

We had issued convertible debentures for a total of $47,690 which were outstanding on December 31, 2013. During the quarter ended December 31, 2014, these debentures and the accumulated interest were converted into 238,500 Common Shares of the Company.

Also during the quarter ended December 31, 2014, we issued 1,500,000 common shares to Champion Toronto to reduce the amount payable to Champion Toronto by $320,400 and we issued a further 150,000 shares for services valued at $30,000 for website and social media management for one year starting on September 15, 2014.

There are now 46,888,500 Common Shares of the Company issued and outstanding as of December 31, 2014 and as of the date of this report.

No warrants or options have been issued from January 31, 2013 (inception) through to December 31, 2014.

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

Commitments

We do not have any commitments which are required to be disclosed as of December 31, 2014.

Off-Balance Sheet Arrangements

As of December 31, 2014, we are not aware of any off-balance sheet transactions requiring disclosure.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

This item is not required for smaller reporting companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

See the Financial Statements below, beginning on page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disputes with accountants on accounting or financial disclosure for the periods covered in this Form 10-K.

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

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2014, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Based on that assessment, our management has determined that as of December 31, 2014, the Company’s internal control over financial reporting were not effective for the purposes for which it is intended. Specifically, management’s evaluation was based on the following material weaknesses, which existed as of December 31, 2014:

•

There is a lack of segregation of duties necessary for a good system on internal control due to insufficient accounting staff due to the size of the Company.

•

Management and accounting staffs lack qualifications and training to fulfill their assigned accounting and reporting functions.

•

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2014.

Name

Position

Age

Period of Service(1)

Terrance Owen

CEO and Director

69

October 18, 2013 to present

Jack Fishman

President and Director

57

October 18, 2013 to present

Emil Schiller

COO and Director

59

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

BACKGROUND OF DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Terrance Owen, CEO and Director

Dr. Owen obtained a BSc (Honours) in Biology from the University of Victoria in 1968, a MSc in Biology from the University of New Brunswick in 1970, a PhD in Zoology from the University of British Columbia in 1974 and a MBA from Simon Fraser University in 1991. From 2000 to 2013, Dr. Owen was the President, CEO & Director of ALDA Pharmaceuticals Corp. (Since renamed Vanc Pharmaceuticals Inc.) and serves as a Director and on the audit committees of three other public companies that are listed on the TSX Venture Exchange. From December, 1980 to April 2002, Dr. Owen was the President of Helix Biotech ULC, a laboratory providing DNA identity testing services for paternity, immigration and forensic cases. He was the President and a director of Helix BioPharma Corp. from July, 1995 to June, 1998. Dr. Owen began advising Champion Toronto in April, 2012 and was appointed as CEO in July, 2013. On October 23, 2013 he was appointed as the CEO and as a Director of the Company.

Jack Fishman, President and Director

Mr. Fishman is one of our co-founders and leads the development and the integration of corner office strategy to front line solutions. Mr. Fishman has a successful 22-year career track record of business growth, innovation and experience in general management, sales and marketing. He has provided strategic leadership for a diverse range of major corporations and has helped develop and launch new consumer award winning business initiatives for Snap-On-Tools and Honda. He is often sought out for keynote speeches at marketing conferences, most recently the National Public Relations Conference. He is a co-founder of Champion Toronto and was appointed as the President and as a Director of our company on October 23, 2013.

Emil Schiller, COO and Director

Mr. Schiller is a co-founder of the Company. Under his leadership, his operational and team building programs have benefited a number of companies. Mr. Schiller is responsible for financial, operational, planning and distribution systems. Mr. Schiller is a seasoned executive with more than 22 years of international business experience. He has a broad range of high-level management experience within several industries. He has an extensive business background, having initiated several culture change initiatives, including the introduction of quality improvement programs to ensure consistent delivery of standards of excellence for major retail chains across North America. He also a co-founder of Champion and was appointed as the COO and as a Director of our company on October 23, 2013.

Involvement in certain legal proceedings

During the past ten years, none of our directors or executive officers has been:

•

the subject of any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•	convicted in a criminal proceeding or is subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

•

found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, that has not been reversed, suspended, or vacated;

•

subject of, or a party to, any order, judgment, decree or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of a federal or state securities or commodities law or regulation, law or regulation respecting financial institutions or insurance companies, law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2014, the Reporting Persons had not complied with all applicable Section 16(a) reporting requirements but had complied as of the date of this report

Code of Ethics

We have not adopted a Code of Ethics given our limited operations. We expect that we will be doing so at our earliest opportunity.

ITEM 11. EXECUTIVE COMPENSATION

Executive compensation

To date, no compensation has been paid to any of our executives. We do not expect to establish employment agreements with our Canadian executives due to restrictions on citizens of foreign countries receiving compensation directly from companies in the United States. Rather, we have established a Services Agreement with Champion Toronto so that Champion Toronto will provide the management services of our executives through Champion Toronto. Employment agreements and incentive programs will be established for executives who are citizens of the United States, as appropriate.

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

Name of Beneficial Owner of Shares	Class	Shares	Percent of Class
Champion Care Corp. 635 Fourth Line, Unit 1 Oakville, ON, L6L 5B0, Canada	Common Stock	515,000	1.1%
Terrance Owen, CEO 635 Fourth Line, Unit 1 Oakville, ON, L6L 5B0, Canada	Common Stock	3,750,000	8.0%
Jack Fishman, President 635 Fourth Line, Unit 1 Oakville, ON, L6L 5B0, Canada	Common Stock	3,750,000	8.0%
Emil Schiller, COO 635 Fourth Line, Unit 1 Oakville, ON, L6L 5B0, Canada	Common Stock	3,750,000	14.9%
Jason Gold 635 Fourth Line, Unit 1 Oakville, ON, L6L 5B0, Canada	Common Stock	3,102,260	6.6%
Allan Gold 635 Fourth Line, Unit 1 Oakville, ON, L6L 5B0, Canada	Common Stock	7,400,000	15.8%
Patricia Genereaux (1) 635 Fourth Line, Unit 1 Oakville, ON, L6L 5B0, Canada	Common Stock	3,750,000	8.0%
Sheena Sim (2) 635 Fourth Line, Unit 1 Oakville, ON, L6L 5B0, Canada	Common Stock	3,750,000	8.0%

(1) Spouse of Terrance Owen, CEO

(2) Spouse of Jack Fishman, President

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

Other material agreements

License Agreement between Champion Toronto and CPCC

CPCC and Champion Toronto entered  into a license agreement dated February 1, 2013, (“the License Agreement”) in which  Champion Toronto provides CPCC with the exclusive  rights to market and implement the Protocol in the United States (“the Territory”). The License Agreement was attached as Exhibit 10.5 to the Form 8-K filed on October 23, 2013.

The material terms of the License Agreement are as follows.

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

License Transfer Agreement between CPCC and the Company

On February 1, 2013 Champion Toronto and CPCC entered into the License Agreement which specifically provided that, upon the acquisition of CPCC by the Company, Champion Toronto, as our then majority shareholder, would cause the Board of Directors of CPCC to transfer the License Agreement to the Company while allowing CPCC to retain non-exclusive rights to the Protocol in the US. On July 1, 2014, the transfer of the License Agreement to the Company was completed through the execution of a License Transfer Agreement which was attached as Exhibit 10.6 to the Form 10-Q filed on November 19, 2014.

Services Agreement between Champion Toronto and CPCC

CPCC and Champion Toronto entered into a services agreement dated February 1, 2013 with an effective date of December 1, 2012 (“the Service Agreement”) in which Champion Toronto agreed to provide management services to CPCC in exchange for fees and for reimbursement of the costs incurred by Champion Toronto.

The material terms of the Services Agreement area as follows.

•

To assist CPCC with the implementation of the License Agreement, Champion Toronto has been or will be providing the following services and any other services to which the parties mutually agree.

•

Provide training for the Protocol, for all of the Territory as defined in the License Agreement, through health care practitioners selected by Champion Toronto who are properly licensed to practice medicine and qualified to treat patients using the Protocol in the Territory.

•

Establish ‘clinical excellence’ that will be within or associated with the clinics acquired by CPCC as permitted by the regulations enforced by the applicable governments within the Territory.

•

Take any other actions that are required to develop the business of pain management in the Territory.

•

Oversee all marketing activities for the Protocol in the Territory.

•

Provide management for all administrative, financial, and technical matters.

•

Oversee the public listing process for CPCC including, identifying a suitable public company vehicle, ensuring complete regulatory compliance, listing on the OTC Market and registration of the shares for trading.

The License Agreement is subject to the laws of Ontario, Canada and the initial term is five years.

The fee structure is as follows.

•

Upon signing of the Services Agreement;

$10,000

•

January 1, 2013;

$10,000

•

Base payable the first of each month for the term of the agreement

$10,000

•

In addition to the Base, an hourly rate;

    $ 400

•

Bonuses for clinic acquisitions as follows.

-

$10,000 plus 50,000 shares for each clinic that is acquired

-

$50,000 plus 200,000 shares for every ten (10) clinics that are acquired

•

Reimbursement of direct expenses

The Services Agreement was attached as Exhibit 10.6 to the Form 8-K filed on October 23, 2013.

Services Agreement between Champion Toronto and the Company

On February 1, 2013, Champion Toronto and CPCC entered into the Services Agreement which specifically required that, upon the acquisition of CPCC by the Company, Champion Toronto, as our then majority shareholder, would cause our Board of Directors of to enter into a separate Services Agreement between Champion Toronto and the Company. On July 1, 2014, a Services Agreement, effective October 23, 2013, was entered into between Champion Toronto and the Company and was attached as Exhibit 10.7 to the Form 10-Q filed on November 19, 2014.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

MaloneBailey, LLP is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Malone Bailey, LLP for professional services rendered for the audit of our annual financial statements on Form 10-K and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $15,000 in 2014 and $12,000 in 2013.

Audit-Related Fees

There were no fees billed by Malone Bailey LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended December 31, 2014 and 2013.

Tax Fees

No fees were billed by Malone Bailey, LLP for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2014 and 2013.

There were no fees billed by Malone Bailey, LLP for other products and services for the fiscal year ended December 31, 2014 and 2013.

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

Date: April 29, 2015

By: /s/ Terrance Owen
Terrance Owen, CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 29, 2015
By: /s/ Terrance Owen
Terrance Owen, CEO
(Principal Executive Officer)

Date: April 29, 2015
By: /s/ Terrance Owen
Terrance Owen, CEO
(Principal Financial and Accounting Officer)

CHAMPION PAIN CARE CORPORATION

FINANCIAL STATEMENTS

December 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:

Champion Pain Care Corporation

New York, NY.

We have audited the accompanying consolidated balance sheet of Champion Pain Care Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of expenses, stockholders’ deficit and cash flows for the year ended December 31, 2014 and the period from January 31, 2013 (inception) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2014 and 2013, and the related results of their consolidated operations and their cash flows for the year ended December 31, 2014 and the period from January 31, 2013 (inception) through December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

April 29, 2015

Champion Pain Care Corporation
Consolidated Balance Sheets

ASSETS	December 31, 2014	December 31, 2013
Current Assets
Cash	$ 343	$ 384
Total Current Assets	343	384

TOTAL ASSETS	$ 343	$ 384

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 83,489	$ 81,253
Accounts Payable - related parties	1,183,558	689,358
Accrued Liabilities	-	935
Convertible Debenture	-	47,690
Short term debt - related parties	15,250	-
Total Current Liabilities	1,282,297	819,236

Stockholders' Deficit
Common Stock, $0.0001 par value; 100,000,000 shares authorized;
46,888,500 and 45,000,000 issued and outstanding, respectively	4,689	4,500
Additional Paid in Capital	356,374	(41,537)
Accumulated Deficit	(1,643,017)	(781,815)
Total Stockholders' Deficit	(1,281,954)	(818,852)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 343	$ 384

The accompanying notes are an integral part of these consolidated financial statements

Champion Pain Care Corporation
Consolidated Statements of Expenses

			For the period from January 31, 2013 (inception) to December 31, 2013

		For the year ended
		December 31, 2014
Operating Expenses	$	$(858,252)	$(780,880)

Loss from Operations		(858,252)	(780,880)

Interest Expense		(2,950)	(935)

Net Loss	$	$(861,202)	$(781,815)

Basic and diluted loss per common share		$(0.02)	$(0.08)
Basic and diluted weighted average common
shares outstanding		45,222,164	9,970,060

The accompanying notes are an integral part of these consolidated financial statements

Champion Pain Care Corporation

Consolidated Statement of Stockholders' Deficit

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, January 31, 2013 (Inception)	-	$ -	$ -	$ -	$ -

Issuance of founder shares	31,500,000	3,150	(3,150)	-	-

Reverse merger adjustment	13,500,000	1,350	(38,387)	-	(37,037)

Net loss	-	-	-	(781,815)	(781,815)

Balance, December 31, 2013	45,000,000	$ 4,500	$ (41,537)	$ (781,815)	$ (818,852)

Shares issued for services	150,000	15	29,985		30,000

Shares issued in debt conversion	238,500	24	47,676		47,700

Shares issued for accounts payable related parties	1,500,000	150	320,250		320,400

Net Loss				(861,202)	(861,202)

Balance, December 31, 2014	46,888,500	$ 4,689	$ 356,374	$ (1,643,017)	$ (1,281,954)

The accompanying notes are an integral part of these consolidated financial statements

Champion Pain Care Corporation
Consolidated Statement of Cash Flows

		For the period from January 31, 2013 (inception) to December 31, 2013
	Year ended
	December 31, 2014
Cash Flows from operating activities
Net Loss	$(861,202)	$(781,815)
Adjustments to reconcile net loss to net cash
used in operating activities:
Forgiveness of accrued interest	(3,875)	-
Stock based compensation	30,000	-
Changes in operating assets and liabilities
Accounts payable	2,236	44,216
Accounts payable - related parties	814,600	689,358
Accrued expenses	2,950	935
Cash used in operating activities	(15,291)	(47,306)

Cash Flows from financing activities
Proceeds from convertible debentures	-	47,690
Borrowing on related party debt	15,250	-
Cash provided by financing activities	15,250	47,690

Net change in cash	(41)	384
Cash at beginning of period	384	-
Cash at end of period	$343	$384

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash transactions
Reverse merger adjustment	$-	$37,037
Shares issued for debt conversion	$47,690	$-
Shares issued to settle accounts payable due to related party	$320,400	$-

The accompanying notes are an integral part of these consolidated financial statements

Champion Pain Care Corporation

Notes to Consolidated Financial Statements

December 31, 2014

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Champion Pain Care Corporation (the Company) was incorporated as OICco Acquisition I, Inc. under the laws of the State of Delaware on July 24, 2009. On October 31, 2014, the name of the Company was changed to Champion Pain Care Corporation.

On October 18, 2013, Champion Care Corp. of Toronto, Canada (“Champion Toronto”), entered into a share exchange agreement with the Company, a public shell company. Pursuant to the agreement, the Company acquired all of the outstanding shares of common stock of Champion Pain Care Corp. (“CPCC”), a Nevada corporation and a wholly owned subsidiary of Champion Toronto by issuing 31,500,000 shares of its common stock to Champion Toronto in exchange for all of the CPPC issued and outstanding shares. As a result of the share exchange, Champion Toronto controlled approximately 70% of the issued and outstanding common shares of the Company resulting in a change in control. The transaction was accounted for as a reverse recapitalization transaction, as the Company qualified as a non-operating public shell company given the fact that it held nominal monetary assets, consisting of only cash at the time of merger transaction.

The Company and CPCC hold the rights in the United States to a proprietary pain management protocol, the Champion Pain Care Protocol (the “Protocol”) which was licensed from Champion Toronto. The Company intends to acquire private medical clinics throughout the United States that specialize in the treatment and management of chronic pain and add the Protocol to the treatments already provided by acquired clinics.

The Company has elected to early adopt Accounting Standards Update No. 2014-10, Development Stage Entities

(Topic 915): Elimination of Certain Financial Reporting Requirements. The adoption of this ASU allows the company to remove the inception to date information and all references to development stage.

The Company has elected a fiscal year end of December 31.

Principal of Consolidation

Our consolidated financial statements include the accounts of Champion Pain Care Corporation, incorporated in Delaware and quoted on the OTC Markets, and Champion Pain Care Corp., incorporated in Nevada and a wholly owned subsidiary of the Company.

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

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2014 and 2013.

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

Non-Employee Stock-Based Compensation

The Company accounts for stock-based compensation in accordance with the provision of ASC 505, “Equity Based Payments to Non-Employees” (“ASC 505”), which requires that such equity instruments are recorded at their fair value on the measurement date. The measurement of stock-based compensation is subject to periodic adjustment as the underlying equity instruments vest.

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

Fair Value of Financial Instruments

The Company measures its financial assets and liabilities in accordance with the requirements of FASB ASC 820, “Fair Value Measurements and Disclosures”. FASB ASC 820 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. ASC 820 establishes a three-tier fair value hierarchy which prioritizes the inputs used in measuring fair value as follows:

Level 1. Observable inputs such as quoted prices in active markets;

Level 2. Inputs, other than the quoted prices in active markets, that are observable either directly or indirectly; and

Level 3. Unobservable inputs in which there is little or no market data, which requires the reporting entity to develop its own assumptions.

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2014 and 2013. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2014 and 2013.

Concentration of Credit Risks

Financial instruments that potentially subject the company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp. limits. At December 31, 2014, there was no uninsured cash. Other financial instruments include notes payable and amounts due to related parties. Due to the short-term maturity of these obligations and the stated interest rates on notes payable, the carrying value of these instruments represent their fair value.

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period including stock warrants and options, using treasury stock method, and convertible preferred stock using the if-converted method. As there was a net loss for the period, basic and diluted loss per share is the same for the period from January 31, 2013 through December 31, 2013 and for the year ended December 31, 2014.

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

NOTE 3 – RELATED PARTY PAYABLE

As of December 31, 2014, the Company has payables of $1,183,558 to related parties for unpaid consulting fees and other general and administrative expenses compared to $689,358 as of December 31, 2013. The related parties are Champion Toronto, Terrance Owen, CEO, companies owned by Terrance Owen and Nanotech Systems, Inc., a company for which Terrance Owen is the CEO and a Director.

During the year ended December 31, 2014 a non-interest bearing loan of $15,250, payable on demand, was received by CPCC from Terrance Owen, CEO.

On November 24, 2014, the Company issued 1,500,000 shares of its restricted common stock to Champion Toronto at a fair market value of $0.21 per share to reduce the amount payable to Champion Toronto, a related party due to having common directors with the Company, by $320,400.

NOTE 4 – CONVERTIBLE DEBENTURES

The Company issued two convertible debentures, in principal balance of $22,690 and $25,000 through its subsidiary, CPCC. These notes had a one year term with interest to be paid at 5% per annum. The “$22,690 note” was convertible at $0.20 per share of the Company common stock. The “$25,000 note” was to be convertible at a 25% discount to the closing market price of the Company Shares on the day the Company Shares first traded. On November 21, 2014, the Company issued 238,500 shares of its restricted common stock at a fair market value of $0.20 per share to repay both convertible debentures. In the case of the $22,690 note, a total of 113,450 shares were issued to repay the principal, 50 shares were issued to cover interest of $10 and remaining interest of $1,565 was forgiven. In the case of the $25,000 note, the accrued interest of $2,310 was forgiven.

The Company analyzed the conversion option for beneficial conversion features consideration under ASC 470-20 “Convertible Securities with Beneficial Conversion Features” and noted none.

The Company also analyzed the conversion option for derivative accounting under ASC 815-15 “Derivatives and Hedging” and determined that the embedded conversion feature should be classified as a liability due to there being no explicit limit to the number of shares to be delivered upon settlement of the above conversion options. The embedded conversion feature was measured at fair value at the date of inception and at the end of each reporting period or termination of the instrument with the change in fair value recorded to earnings. Since the Company’s common stock has had a limited trading market during the period trading commenced on July 15, 2014 to December 31, 2014 and, in addition, the Company has nominal assets and no revenue to date, the Company determined the stock is worth nil. As a result, the derivative liability is valued at zero.

NOTE 5 – STOCK BASE COMPENSATION

On September 15, 2014, we issued 150,000 shares of our restricted common stock at $0.20 per share in exchange for services valued at $30,000 for website management and hosting and social media activities for one year commencing on September 15, 2014.

NOTE 6 – REVERSE MERGER

The authorized common stock of the Company consists of 100,000,000 shares with a $0.0001 par value.

On October 18, 2013, Champion Care Corp. of Toronto, Canada (“Champion Toronto”), entered into a share exchange agreement with the Company, a public shell company. Pursuant to the agreement, the Company acquired all of the outstanding shares of common stock of Champion Pain Care Corp. (“CPCC”), a Nevada corporation and a wholly owned subsidiary of Champion Toronto by issuing 31,500,000 shares of its common stock to Champion Toronto in exchange for all of the CPPC issued and outstanding shares. As a result of the share exchange, Champion Toronto controlled approximately 70% of the issued and outstanding common shares of the Company resulting in a change in control.

On October 18, 2013, the Company had 13,500,000 common shares outstanding.

For accounting purposes, this transaction is being accounted for as a reverse merger and has been treated as a recapitalization of Champion Pain Care Corporation, with CPCC considered to be the accounting acquirer, and the financial statements of the accounting acquirer became the financial statements of the registrant. The Company did not recognize goodwill or any intangible assets in connection with the transaction. The 31,500,000 shares issued to the shareholders of CPCC in conjunction with the share exchange transaction have been presented as outstanding for all periods. The historical consolidated financial statements include the operations of the accounting acquirer for all periods presented and net assets of ($37,037) was recorded as reverse merger adjustment.

NOTE 7 – INCOME TAXES

The Company uses the liability method, where deferred tax and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

From inception through December 31, 2014, the Company incurred a net loss, and, therefore, had no tax liability.  The net deferred asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is $446,959 as of December 31, 2014 and will expire in year 2033.

Deferred tax assets consist of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

As of December 31, 2014 and 2013, deferred tax assets consisted of the following:

	December 31, 2014	December 31, 2013
Net operating loss carry forward	$151,966	31,435
Valuation allowance	(151,966)	(31,435)
Net deferred tax asset	$0	0