Form 10-Q
period 2015-03-31
Champion Pain Care Corp
filed 2015-05-20
CIK 1469284

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐Yes No ☒

 APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 20, 2015, the registrant had 51,388,500 issued and outstanding shares of common stock.

Champion Pain Care Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHAMPION PAIN CARE CORPORATION

FINANCIAL STATEMENTS

March 31, 2015

CHAMPION PAIN CARE CORPORATION

Consolidated Balance Sheets
(Unaudited)

ASSETS	March 31, 2015	December 31, 2014
Current Assets
Cash	$ 295	$ 343
Total Current Assets	295	343

TOTAL ASSETS	$ 295	$ 343

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 93,522	$ 83,489
Accounts Payable - related parties	1,431,721	1,183,558
Short term debt - related parties	15,250	15,250
Total Current Liabilities	1,540,493	1,282,297

Stockholders' Deficit
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 46,888,500 issued and outstanding, respectively	4,689	4,689
Additional Paid in Capital	356,374	356,374
Accumulated Deficit	(1,901,261)	(1,643,017)
Total Stockholders' Deficit	(1,540,198)	(1,281,954)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 295	$ 343

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHAMPION PAIN CARE CORPORATION

Consolidated Statements of Expenses

(Unaudited)

	Three Months ended
	March 31, 2015	March 31, 2014
Operating Expenses	$ (258,244)	$ (241,121)

Loss from Operations	(258,244)	(241,121)

Net Loss	$ (258,244)	$ (241,121)

Basic and diluted loss per common share	$ (0.01)	$ (0.01)
Basic and diluted weighted average common shares outstanding	46,888,500	45,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHAMPION PAIN CARE CORPORATION

Consolidated Statements of Cash Flows (Unaudited)

	Three Months ended
	March 31, 2015	March 31 2014
Cash Flows from operating activities
Net Loss	$ (258,244)	$ (241,121)
Changes in operating assets and liabilities
Accounts payable	10,033	(13,639)
Accounts payable - related parties	248,163	242,168
Cash used in operating activities	(48)	(12,592)

Cash Flows from financing activities
Borrowing on related party debt	-	17,500
Cash provided by financing activities	-	17,500

Net change in cash	(48)	4,908
Cash at beginning of period	343	384
Cash at end of period	$ 295	$ 5,292

Supplemental cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHAMPION PAIN CARE CORPORATION

Notes to Unaudited Financial Statements

March 31, 2015

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared on the basis that the Company will continue as a going concern in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading.  The financial statements as of December 31, 2014 have been audited by an independent registered public accounting firm. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 10K for the calendar year ended December 31, 2014. The results of operations presented in the accompanying interim financial statements for the three months ended March 31, 2015 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2015.

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

NOTE 3 – RELATED PARTY PAYABLES

As of March 31, 2015, the Company had payables of $1,431,721 to related parties for unpaid consulting fees and other general and administrative expenses compared to $1,183,558 as of December 31, 2014. The related parties are Champion Toronto, Terrance Owen, CEO, companies owned by Terrance Owen and Nanotech Systems, Inc., a company for which Terrance Owen is appointed the CEO and a Director.

A non-interest bearing loan of $15,250, payable on demand, was received by CPCC from Terrance Owen, CEO on October 6, 2014 and, as of March 31, 2015, had not been repaid.

NOTE 4 – SUBSEQUENT EVENTS

Increase in authorized capital

On April 22, 2015, the Board of Directors, by unanimous consent, passed a resolution to amend the Company’s Certificate of Incorporation to increase the authorized capital of the Company from 100,000,000 shares of Common Stock to 500,000,000 shares of Common Stock. On April 30, 2015, we obtained the written consent of stockholders holding approximately 70% of the voting power of the Corporation’s outstanding shares of the Common Stock approving the amendment to the Company’s Certificate of Incorporation.

Consulting agreement

On April 27, 2015, the Company’s board of directors adopted a resolution to enter into a consulting agreement (the “Agreement”) with CGPM, LLC (“CGPM”), a Maryland-based company, to provide consulting services to assist the Company with acquisition of and joint venture and licensing agreements with qualified clinics specializing in pain management and such other business of the group as may from time to time be requested by the Company (the “Agreement”). The term of the agreement is for one year (the “Term”).

Upon execution of the Agreement, the Company agreed to issue 4,500,000 shares of the Company’s common stock to CGPM at the agreed upon value of $22,500 which includes payment for previous non-compensated services to the Company by the Consultant. It was further agreed that if the Company, as result of the efforts of the Consultant, completes a major transaction that results in a change in management control of the Company or the acquisition of one or more clinics or a significant change in the approach to the development of the pain management business or any of material change in the business that, in the opinion of the management of the Company, will lead to a significant increase in the value of the Company during the Term, the Company agrees to issue to Consultant 8,000,000 shares of its Common Stock at the agreed upon value of $40,000.

The Agreement further provides standard provisions for reimbursement of expenses incurred by CGPM and approved by the Company, assignment of interest in inventions by CGPM to the Company, to prevent disclosure of confidential information, termination and regulatory compliance.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2014 which was filed with the SEC on April 29, 2015.

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

We are interested in acquiring clinics which are generating revenues and have either positive cash flow or are undervalued and have significant turnaround potential in exchange for cash and/or our securities. We have not yet had to actively seek out such clinics but have had the prospects brought to our attention by business brokers and word of mouth. We will attempt to build a critical mass of clinics within selected geographical areas so that we can achieve efficiencies in administration, purchasing, opportunities for personnel and other activities that will benefit from having a number of clinics in close proximity.

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

We anticipate that the acquisition of clinics will be complex, risky and expensive in the early stages. As we gain experience, the risks and expenses may be mitigated but, due to the highly fragmented nature of the market, each acquisition will present unique opportunities and risks. Physicians may have personal attachments to their clinics and overvalue them. Accounting records, which generally do not adhere to Generally Accepted Accounting Principles (“GAAP”), may be incomplete, inaccurate and poorly organized which will lead to complex and expensive audits and conversion to GAAP. Detailed and costly due diligence will be needed and conducted with the assistance of independent consultants to ensure the accuracy and validity of billing codes for all procedures performed at every clinic since payors may demand reimbursement, even after an asset transfer, if there are errors. Retiring physicians may be difficult to replace and physicians that stay with their clinics may not work well under the requirements of a public company. The same problems of replacing or working with key employees are also expected to occur which would add to the costs of human resources management. Integrating the operations of individual clinics, adopting best practices and new technologies, securing Commission on Accreditation of Rehabilitation Facilities (“CARF”) accreditation and building a national brand will be complex and difficult, especially if any physicians in charge of clinics are resistant to change. Existing and changing legislation at the federal, state and municipal levels will require constant due diligence and updating to ensure that any particular clinic is in compliance with all applicable laws. The amount of scrutiny and restrictions that medical clinics and physicians are subjected to will also increase the burden and expense of compliance. Compliance with securities laws and regulations will affect each acquisition since it is our intention to offer our securities for all or part of each acquisition. The owners of the clinics may be required to incur significant legal and accounting costs in connection with the acquisition of a clinic, including the costs of providing information for SEC filings, agreements and related reports and documents. The Securities Exchange Act of 1934 (the "34 Act") specifically requires that any merger or acquisition candidate comply with all applicable reporting requirements, which include providing audited financial statements to be included within the numerous filings. Certain clinic owners may refuse to comply and not proceed with a transaction even if we offer to bear those costs. Other unforeseen obstacles may also inhibit or prohibit any acquisition at any time and even require divestment of certain clinics.

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

We are subject to all of the reporting requirements included in the 34 Act. Included in these requirements is our affirmative duty to file independent audited financial statements as part of filing requirements to be filed with the Securities and Exchange Commission upon consummation of a merger or acquisition. If such audited financial statements are not available at closing, or within time parameters necessary to insure our compliance with the requirements of the 34 Act, or if the audited financial statements provided do not conform to the representations made by the clinic to be acquired in the closing documents, the closing documents may provide that the proposed transaction will be voidable, at the discretion of the present management of the Company.

Sources of revenues

To date we have not generated any revenues and do not anticipate generating revenues until we close on the acquisition of at least one clinic or license the Protocol.   Because of the numerous risks and uncertainties associated with the acquisition of clinics, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Even if we are able to generate revenue from the clinics whose acquisitions we are actively pursuing or from licensing the Protocol, we may nevertheless fail to become profitable. If we fail to become profitable or are unable to sustain profitability on a continuing basis, then we may be unable to continue our operations at planned levels and be forced to reduce our operations.

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

Results of Operations

Through the periods ended March 31, 2015 and 2014, our operations mainly consisted of conducting due diligence on the pain care clinics we are interested in acquiring, preparing financial projections, and working with investment banking groups to secure funding.  We are showing a loss of $258,244 for the three months ended March 31, 2015 compared to $241,121 for the three months ended March 31, 2014. On March 31, 2015 we had assets of $295 in cash, liabilities of $1,540,493 and a stockholders’ deficit of $1,540,198 compared to assets of $343 in petty cash, liabilities of $1,282,297 and a stockholders’ deficit of $1,281,954 on December 31, 2014.

Quarter Ended March 31, 2015 Compared to Quarter Ended March 31, 2014.

Net Sales

We had no sales for either period.

Cost of sales

We had no cost of sales for either period.

Gross Profit or Loss

We had no gross profit or loss for either period.

Operating Expenses

For the quarter ended March 31, 2015 we had operating expenses of $258,244 compared to $242,121 for the quarter ended March 31, 2014. These expenses consisted of accounting fees, legal fees for general corporate legal advice and fees due under the Services Agreement between CPCC and Champion Toronto which included Champion Toronto working with us in evaluating acquisition prospects, preparing and negotiating  the outstanding MOUs with medical clinics, due diligence investigations of those medical clinics, preparing marketing materials and financial projections for prospective investors, participating in discussions with prospective investors and fulfilling our general administrative requirements. No interest costs were accrued during the quarters ended March 31, 2015 and 2014, respectively.

Net Loss

We had a net loss of $258,244 for the quarter ended March 31, 2015 compared to $242,121 for the quarter ended March 31, 2014. The increase in our net loss was attributed travel costs that were incurred visiting clinics that were being considered for acquisition and prospective investors.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2015 were $295 compared to $343 as of December 31, 2014. As of March 31, 2015 we had working capital deficit of $1,540,198 compared to $1,281,954 for the year ended December 31, 2014.

No warrants or options have been issued as March 31, 2015.

We are actively looking for either equity and/or debt financing to settle our current and future liabilities and to accomplish our business plans but there is no assurance that we will be able to do so.

Commitments

We do not have any commitments which are required to be disclosed as of March 31, 2015.

Off-Balance Sheet Arrangements

As of March 31, 2015, we are not aware of any off-balance sheet transactions requiring disclosure.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) of the 34 Act under the supervision and with the participation of the CEO, Terrance Owen. Based on and as of the date of such evaluation, our CEO has concluded that the Company’s disclosure controls and procedures were not effective.

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

Changes in Internal Controls

During the quarter ended March 31, 2015, there have been no significant changes in the Company’s internal controls as such term in defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the 34 Act or in other factors that could significantly affect these controls as of the end of the period covered by the report and up to the filing date of this Quarterly Report on Form 10-Q. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Although we have not yet acquired any clinics or licensed the Protocol, the following risk factors are expected to affect our business and the industry in which we will operate. Accordingly, when we refer to “our clinics” below, it is with reference to clinics that we intend to acquire, regardless of the level of ownership or clinics that are involved in joint ventures with us. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or that we currently consider immaterial may also have an adverse effect on us. If any of the matters discussed in the following risk factors were to occur, our business, financial condition, results of operations, cash flows or prospects could be materially adversely affected.

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

We are presently a holding company with no material assets other than our ownership interests in our wholly-owned subsidiaries, CPCC, through which we plan to implement our business plan, and IAG, for which we have no present plans. We expect to rely on dividends, advances, or other such distributions, from our clinics to CPCC and then to us for our cash needs to service any debt we may incur and to pay our operating expenses. The ability of CPCC to make distributions to us will depend upon the profitability of the clinics it acquires, which will be subject to a number of business considerations, state and federal laws and in some case, the agreement between CPCC and the acquired clinic. We cannot provide any assurance that distribution of funds from CPCC to us will be adequate to satisfy our liquidity needs, and if we are not able to obtain sufficient funds from CPCC to pay our obligations as they become due, our business could be negatively impacted.

We may not be able to implement our business strategy successfully on a timely basis or at all.

Our future success depends, in large part, on our ability to implement our business strategy of acquiring clinics for delivery of the Protocol. Our ability to implement this growth strategy depends, among other things, on our ability to:

•

Obtain financing to enable us to buy clinics,

•

enter into acquisition agreements with clinics we have outstanding MOUs with as well as other clinics that we deem accretive to our business interests;

•

increase the recognition of the Protocol; and

•

expand and maintain delivery of the Protocol in the United States.

In the event we are unable to successfully implement our business strategy or if we invest resources in a strategy that ultimately proves unsuccessful, our operating results will be adversely affected.

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

We plan to generate revenues and earnings by acquiring existing pain management clinics two of which are subject to outstanding MOUs and augmenting their established treatment protocols with the Protocol, our own proprietary system for treating and managing chronic pain. The success of our business plan will be affected by our ability to continue to identify suitable clinics for acquisition and our ability to negotiate and close on clinic acquisitions in a timely manner and on favorable terms. There can be no assurances that we will be successful in identifying additional clinics suitable for acquisition or that we will be able to close on clinic acquisitions in a timely manner and/or on terms favorable to us.

If we are unable to implement our growth strategy at our acquired clinics, our operating margins and profitability could be adversely affected.

We plan to increase revenues and earnings from the clinics we, or our wholly owned subsidiary, CPCC, acquire by increasing the type and number of procedures performed and increasing the number of physicians performing procedures, consistent with the Protocol. In addition, we plan to obtain new or more favorable contracts with third party payors, increase the capacity of our clinics and increase patient and physician awareness of our clinics. Through this strategy we expect to increase the volume of procedures performed at our acquired clinics and result in higher revenues. However, procedure volume at our acquired clinics is susceptible to economic conditions, such as high unemployment rates, higher co-pays and other factors that may cause patients to delay or cancel previously planned procedures. As such, there can be no assurances that we will be successful at implementing our growth strategy at our acquired clinics.

If we are unable to manage the growth of our business through the acquisition of clinics our business and results of operations could be adversely affected.

If we close on the acquisition of the clinics we are pursuing we nevertheless may not be able to successfully integrate their operations with our then existing clinics and we may not realize all or any of the expected benefits of acquiring new clinics as and when planned. The integration of operations of new clinics with existing clinics will be complex, costly and time-consuming. We expect that the integration of the operations of new clinics will require significant attention from our senior management and will impose substantial demands on our operations and personnel, potentially diverting attention from other important pending projects. Therefore, we may not be able to successfully manage our growth within our budgetary expectations and anticipated timetable. Accordingly, we may fail to realize some or all of the anticipated benefits of acquiring new clinics, including increasing the scale of our operations, diversification, and cash flows and operational efficiency.

If we do not have sufficient capital resources to complete acquisitions and develop our clinics, our ability to implement our business plan could be adversely affected.

We will need capital to implement our business plan, and will seek to finance future clinic acquisitions and development projects through debt or equity financings of which there can be no assurance. Disruptions to financial markets or other adverse economic conditions may adversely impact our ability to complete any such financing or the terms of any such financing may be unacceptable or unfavorable to us. To the extent that we undertake financings with our equity securities, our current shareholders will experience ownership dilution. To the extent we incur debt, we may have significant interest expense and may be subject to covenants in the related debt agreements that restrict the conduct of our business. No assurance can be given that we will be able to obtain financing necessary to further implement and develop our business plan or that the financing will be available on terms acceptable to us.

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

While there is presently a market for our common stock, if an active market develops, the market price of our common stock may nevertheless fluctuate widely in response to various factors, some of which are beyond our control, including:

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

In addition, the over-the-counter markets in which our common stock is being quoted, have experienced, at times, extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. These broad market fluctuations may materially affect our stock price, regardless of our operating results. Market fluctuations and volatility, as well as general economic, market and political conditions, could reduce our market price. As a result, these factors may make it more difficult or impossible for you to sell our common stock for a positive return on your investment. In the past, shareholders have instituted securities class action litigation following periods of market volatility. If we were involved in securities litigation, we could incur substantial costs and our resources and the attention of management could be diverted from our business.

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

Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Our certificate of incorporation, as amended, authorizes the issuance of up to 500,000,000 shares. As of date of this report on Form 10-Q, there were 51,388,000 shares of our common stock outstanding. Although we have no commitments as of the date of this report to issue additional securities, we may issue a substantial number of additional shares of our common stock or debt securities to complete a business combination or to raise capital. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote, and might dilute the book value of our common stock. You may incur additional dilution if holders of stock options and warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

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

Our largest shareholders currently have beneficial ownership of approximately 73% of our outstanding common stock. This significant stockholder therefore has considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors and the approval of significant corporate transactions.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

Increase in authorized capital

On April 22, 2015, the Board of Directors, by unanimous consent, passed a resolution to amend the Company’s Certificate of Incorporation to increase the authorized capital of the Company from 100,000,000 shares of Common Stock to 500,000,000 shares of Common Stock. On April 30, 2015, we obtained the written consent of stockholders holding approximately 70% of the voting power of the Corporation’s outstanding shares of the Common Stock approving the amendment to the Company’s Certificate of Incorporation, On May 1, 2015 we filed a Preliminary Schedule 14C, which provides full details of the proposed amendment to the Company’s Certificate of Incorporation and can be viewed at: http://www.sec.gov/Archives/edgar/data/1469284/000151116415000239/pre14ccapitalincrease01may15.htm.

Consulting agreement

On April 27, 2015, the Company’s board of directors adopted a resolution to enter into a consulting agreement (the “Agreement”) with CGPM, LLC (“CGPM”), a Maryland-based company, to provide consulting services to assist the Company with acquisition of and joint venture and licensing agreements with qualified clinics specializing in pain management and such other business of the group as may from time to time be requested by the Company (the “Agreement”). The term of the agreement is for one year (the “Term”).

Upon execution of the Agreement, the Company agreed to issue 4,500,000 shares of the Company’s common stock to CGPM at the agreed upon value of $22,500 which includes payment for previous non-compensated services to the Company by the Consultant. It was further agreed that if the Company, as result of the efforts of the Consultant, completes a major transaction that results in a change in management control of the Company or the acquisition of one or more clinics or a significant change in the approach to the development of the pain management business or any of material change in the business that, in the opinion of the management of the Company, will lead to a significant increase in the value of the Company during the Term, the Company agrees to issue to Consultant 8,000,000 shares of its Common Stock at the agreed upon value of $40,000.

The Agreement further provides standard provisions for reimbursement of expenses incurred by CGPM and approved by the Company, assignment of interest in inventions by CGPM to the Company, to prevent disclosure of confidential information, termination and regulatory compliance.

The Agreement was attached as Exhibit 10.8 to the Form 8-K filed on May 6, 2015.

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

Champion Pain Care Corporation

Date: May 20, 2015	By:	/s/ Terrance Owen
CEO and Director