Form 10-Q
period 2015-06-30
Champion Pain Care Corp
filed 2015-08-19
CIK 1469284

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

 APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 19, 2015, the registrant had 119,438,500 issued and outstanding shares of common stock.

Champion Pain Care Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHAMPION PAIN CARE CORPORATION

FINANCIAL STATEMENTS

June 30, 2015

INDEX

Page(s)
Unaudited Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014.	5

Unaudited Consolidated Statements of Expenses for the three and six months ended June 30, 2015 and 2014.	6

Unaudited Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and 2014.	7

Notes to the Consolidated Unaudited Financial Statements	8

CHAMPION PAIN CARE CORPORATION

Consolidated Balance Sheets
(Unaudited)

ASSETS	June 30, 2015	December 31, 2014
Current Assets
Cash	$ 100,236	$ 343
Total Current Assets	100,236	343

TOTAL ASSETS	$ 100,236	$ 343

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 60,259	$ 83,489
Accounts Payable - Related Parties	1,489,495	1,183,558
Short Term Debt - Related Parties	15,250	15,250
Loan Payable	100,000	-
Total Current Liabilities	1,665,004	1,282,297

Stockholders' Deficit
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 119,438,500 and 46,888,500 issued and outstanding, respectively	11,944	4,689
Additional Paid in Capital	5,488,069	356,374
Accumulated Deficit	(7,064,781)	(1,643,017)
Total Stockholders' Deficit	(1,564,768)	(1,281,954)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 100,236	$ 343

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHAMPION PAIN CARE CORPORATION

Consolidated Statements of Expenses

(Unaudited)

	Three months ended June 30,		Six months ended June 30
	2015	2014	2015	2014
Operating Expenses	(2,583,520)	(71,137)	(2,841,764)	(312,258)
Loss from Operations	(2,583,520)	(71,137)	(2,841,764)	(312,258)

Interest Expense	-	(1,198)	-	(1,198)
Loss on settlement of related party accounts payable	(2,580,000)	-	(2,580,000)	-

Net Loss	(5,163,520)	(72,335)	(5,421,764)	(313,456)
Basic and diluted loss per common share	(0.09)	(0.00)	(0.10)	(0.01)
Basic and diluted weighted average common shares outstanding	57,839,599	45,000,000	52,394,301	45,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHAMPION PAIN CARE CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30
	2015	2014
Cash flows from Operating activities
Net Loss	(5,421,764)	(313,456)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	2,358,950	-
Loss on settlement of related party accounts payable	2,580,000	-
Changes in operating assets and liabilities
Accounts payable	(23,230)	(23,696)
Accounts payable - related parties	505,937	323,313
Accrued expenses		1,198
Cash used in operating activities	(107)	(12,641)

Cash flows from financing activities
Borrowing on related party debt	-	17,500
Proceeds from loan payable	100,000	-
Cash provided by financing activities	100,000	17,500

Net change in cash	99,893	4,859
Cash at beginning of period	343	384
Cash at end of period	100,236	5,243

Supplemental cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash transactions
Shares issued to settle accounts payable due to related party	$ 200,000	$ -

CHAMPION PAIN CARE CORPORATION

Notes to Unaudited Financial Statements

June 30, 2015

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION

Nature of Business

Champion Pain Care Corporation (the “Company”) was incorporated under the laws of the State of Delaware on July 24, 2009 as OICco Acquisition I, Inc. On October 31, 2014, the Company changed its name to Champion Pain Care Corporation as disclosed in a Form 8-K filed on November 10, 2014.

On October 18, 2013, Champion Care Corp. of Toronto, Canada (“Champion Toronto”), entered into a share exchange agreement with the Company, a public shell company. Pursuant to the agreement, the Company acquired all of the outstanding shares of common stock of Champion Pain Care Corp. (“CPCC”), a Nevada corporation and a wholly owned subsidiary of Champion Toronto by issuing 31,500,000 shares of its common stock to Champion Toronto in exchange for all of the CPCC issued and outstanding shares. As a result of the share exchange, Champion Toronto controlled approximately 70% of the issued and outstanding common shares of the Company resulting in a change in control. The transaction was accounted for as a reverse recapitalization transaction, as the Company qualified as a non-operating public shell company given the fact that it held nominal monetary assets, consisting of only cash at the time of merger transaction.

On June 1, 2015, the Company filed an amendment to the Certificate of Incorporation with the Secretary of State of Delaware to increase its authorized shares of common stock from 100,000,000 shares to 500,000,000 shares.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared on the basis that the Company will continue as a going concern in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 10K for the calendar year ended December 31, 2014. The results of operations presented in the accompanying interim financial statements for the six months ended June 30, 2015 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2015.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of June 30, 2015, the Company had $100,236 in cash but no other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company will be dependent upon the raising of additional capital through placement of our common stock or debt financing in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

NOTE 3 – RELATED PARTY PAYABLES

As of June 30, 2015, the Company had payables of $1,489,495 to related parties for unpaid consulting fees and other general and administrative expenses compared to $1,183,558 as of December 31, 2014. The related parties are Champion Toronto, Terrance Owen, a Director, companies owned by Terrance Owen and Nanotech Systems, Inc., a company for which Terrance Owen is appointed the CEO and a Director.

A non-interest bearing loan of $15,250, payable on demand, was received by CPCC from Terrance Owen, a Director, on October 6, 2014 and, as of June 30, 2015, had not been repaid.

During the quarter ended June 30, 2015, we issued 40,000,000 shares with an agreed upon value of $200,000 to Champion Toronto in partial payment for services rendered under the Services Agreement in place between the Company and Champion Toronto. The fair value of the 40,000,000 shares issued was determined to be $2,780,000 based on the stock price on the conversion date, resulting in $2,580,000 loss on settlement of related party accounts payable.

NOTE 4 – LOAN PAYABLE

On June 18, 2015, the Company accepted a non-interest bearing loan of $100,000, payable on demand from a third party who is a business acquaintance of the CEO.

NOTE 5 – SHAREHOLDER’S EQUITY

During the quarter ended June 30, 2015, we issued 72,550,000 shares of the Company’s Common Stock, at an agreed upon value of $0.005 per share, as follows.

On May 6, 2015, under the terms of the Consulting Agreement with CGPM, LLC (“CGPM”), attached as Exhibit 10.8 to the Form 8-K filed on June 5, 2015, we issued 4,500,000 shares to CGPM for services rendered. Stock based compensation of $409,950 was recognized for the fair value of the 4,500,000 shares issued, based on the stock price on the agreement date.

On June 9, 2015, we issued 50,000 shares to David Lopez, Esq. in exchange for a general release. Stock based compensation of $3,000 was recognized for the fair value of the 50,000 shares issued, based on the stock price on the agreement date.

On June 19, 2015, under the terms of their Executive Employment Agreements, attached as Exhibits 10.9 and 10.10, respectively, to the Form 8-K filed by the company on June 15, 2015, we issued 10,000,000 shares to each of the CEO and COO who were appointed on June 19, 2015. A total of $1,390,000 stock based compensation expense was recognized for the fair value of the 20,000,000 share issued, based on the stock price on the agreement date.

On June 19, 2015, under the terms of the Consulting Agreement between the Company and CGPM, attached as Exhibit 10.8 to the Form 8-K filed by the company on June 5, 2015, we issued 8,000,000 shares to CGPM, LLC for services rendered. Stock based compensation of $556,000 was recognized for the fair value of the 8,000,000 shares issued, based on the stock price on the service completion date.

On June 19, 2015, we issued 40,000,000 shares to Champion Toronto in partial payment of $200,000 for services rendered under the Services Agreement in place between the Company and Champion Toronto. The fair value of the 40,000,000 shares issued was determined to be $2,780,000 based on the stock price on the conversion date, resulting in $2,580,000 loss on settlement of related party accounts payable.

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

Results of Operations

Through the periods ended June 30, 2015 and 2014, our operations mainly consisted of conducting due diligence on the pain care clinics we are interested in acquiring, preparing financial projections, and working with investment banking groups to secure funding.  We are showing a loss of $5,421,764 for the six months ended June 30, 2015 compared to $313,456 for the six months ended June 30, 2014. The reasons for the greater loss for the 2015 period compared to the 2014 period are discussed below. On June 30, 2015 we had assets of $100,236 in cash, liabilities of $1,665,004 and a stockholders’ deficit of $1,564,768 compared to assets of $343 in petty cash, liabilities of $1,282,297 and a stockholders’ deficit of $1,281,954 on December 31, 2014. Capital increased to $5,500,013 as of June 30, 2015 compared to $361,063 as of December 31, 2014 as a result of the share issued to the Executives, CGPM and Champion Toronto.

Quarter Ended June 30, 2015 Compared to Quarter Ended June 30, 2014.

Net Sales

We had no sales for either period.

Cost of sales

We had no cost of sales for either period.

Gross Profit or Loss

We had no gross profit or loss for either period.

Operating Expenses and Net Loss

For the quarter ended June 30, 2015, we had operating expenses $2,583,520 compared to $71,137 for the quarter ended June 30, 2014. The net loss for the quarter ended June 30, 2015 was $5,163,520 compared to $72,335 for the quarter ended June 30, 2014. Common expenses for both quarters consisted of accounting fees, legal fees for general corporate legal advice and fees due under the Services Agreement between CPCC and Champion Toronto which included Champion Toronto working with us in evaluating acquisition prospects, preparing and negotiating  the outstanding MOUs with medical clinics, due diligence investigations of those medical clinics, preparing marketing materials and financial projections for prospective investors, participating in discussions with prospective investors and fulfilling our general administrative requirements.

During the quarter ended June 30, 2015, we incurred one-time Stock Based Compensation costs of $2,358,950 for 32,550,000 shares as follows:

•

10,000,000 shares issued to each of the CEO and COO, who were appointed on June 19, 2015, under the terms of their Executive Employment Agreements (attached as Exhibits 10.9 and 10.10, respectively, to the Form 8-K filed by the company on June 15, 2015);

•

12,500,000 shares to CGPM, LLC under the terms of the Consulting Agreement between the Company and CGPM (attached as Exhibit 10.8 to the Form 8-K filed by the company on May 7, 2015) and 50,000 shares issued in settlement of a claim for legal services.

During the quarter ended June 30, 2015, we issued 40,000,000 shares to Champion Toronto in partial payment for services rendered under the Services Agreement in place between the Company and Champion Toronto and recognized a loss of $2,580,000 which was the difference between the market price of the shares and the deemed value of $0.005 per share.

No interest costs were accrued during the quarter ended June 30, 2015 while interest costs of $1,198 were accrued during the quarter ended June 30, 2014.

Six months Ended June 30, 2015 Compared to the six months ended June 30, 2014

Net Sales

We had no sales for either period.

Cost of sales

We had no cost of sales for either period.

Gross Profit or Loss

We had no gross profit or loss for either period.

Operating Expenses and Net Losses

For the six months ended June 30, 2015, we had operating expenses of $2,841,764 compared to $312,258 for the six months ended June 30, 2014. The net loss for the six months ended June 30, 2015 was $5,421,764 compared to $313,456 for the six months ended June 30, 2014 As disclosed above, the increase in our net loss for the six month period ended June 30, 2015 compared to the first six months of 2014 was primarily attributed to the one-time Stock Based Compensation costs and the loss that resulted from the partial settlement of the payable to Champion Toronto that were occurred during the second quarter of 2015.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2015 were $100,236 compared to $343 as of December 31, 2014. As of June 30, 2015 we had working capital deficit of $1,564,768 compared to $1,281,954 for the year ended December 31, 2014.

No warrants or options have been issued as June 30, 2015.

We are actively seeking equity and debt financing to settle our current and future liabilities and to accomplish our business plans but there is no assurance that we will be able to do so.

Commitments

We do not have any commitments which are required to be disclosed as of June 30, 2015.

Off-Balance Sheet Arrangements

As of June 30, 2015, we are not aware of any off-balance sheet transactions requiring disclosure.

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

Changes in Internal Controls

During the quarter ended June 30, 2015, there have been no significant changes in the Company’s internal controls as such term defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the 34 Act or in other factors that could significantly affect these controls as of the end of the period covered by the report and up to the filing date of this Quarterly Report on Form 10-Q. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Our certificate of incorporation, as amended, authorizes the issuance of up to 500,000,000 shares. As of date of this report on Form 10-Q, there were 119,438,500 shares of our common stock outstanding. Although we have no commitments as of the date of this report to issue additional securities, we may issue a substantial number of additional shares of our common stock or debt securities to complete a business combination or to raise capital. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote, and might dilute the book value of our common stock. You may incur additional dilution if holders of stock options and warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 6, 2015, the Company, pursuant to the terms of a consulting agreement, dated April 27, 2015 (the “CGPM Agreement”), issued to CGPM, LLC (“CGPM”) 4,500,000 shares of its common stock for services previously rendered.

On June 9, 2015, the Company issued to David Lopez, Esq. 50,000 shares of its common stock in exchange for a general release for legal services.

On June 19, 2015, pursuant to the terms of the CGPM Agreement, the Company issued to CGPM, 8,000,000 shares of its common stock for services rendered.

On June 19, 2015, pursuant to the terms of an Employment Agreement, the Company issued 10,000,000 to Garland A. Brown, the Company’s CEO.

On June 19, 2015, pursuant to the terms of an Employment Agreement, the Company issued 10,000,000 to Mark Conner, the Company’s Chief Operating Officer.

On June 19, 2015, pursuant to a resolution of the Company’s Board of Directors, the Company issued 40,000,000 shares of its common stock to Champion Toronto in partial settlement of the amount owed by the Company to Champion Toronto under the terms of the Services Agreement dated July 1, 2014 as amended on April 1, 2015.

These shares of our common stock were issued in reliance on the exemption from registration provided by Section 4(a) (2) of the Securities Act of 1933, as amended (the “Securities Act”). In addition, the recipients of our shares were sophisticated investors and had access to information normally provided in a prospectus regarding us. In addition, the recipients of these shares had the necessary investment intent as required by Section 4(a) (2) of the Securities Act since they agreed to allow us to include a legend on the shares stating that such shares are restricted pursuant to Rule 144 of the Securities Act. These restrictions ensure that these shares would not be immediately redistributed into the market and therefore not be part of a “public offering.” Based on an analysis of the above factors, we have met the requirements to qualify for exemption under Section 4(a) (2) of the Securities Act for the above transaction.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

None.

ITEM 5.    OTHER INFORMATION

Amendment to the Services Agreement between the Company and Champion Toronto

On April 1, 2015, the Company and Champion Toronto agreed to amend Section 3.4 of their Services Agreement dated July 1, 2014 so that any shares of the Company issued to Champion Toronto in payment of fees owed to Champion Toronto by the Company would be at a price per share mutually agreed to rather than a price determined by an average 20 day trailing price The purpose for this amendment was to avoid the need for accounting for derivative financial instruments.

Increase in authorized capital

On April 22, 2015, the Board of Directors, by unanimous consent, passed a resolution to amend the Company’s Certificate of Incorporation to increase its authorized shares of common stock from 100,000,000 shares to 500,000,000 shares. On April 30, 2015, we obtained the written consent of stockholders holding approximately 70% of the outstanding shares of the common stock approving the amendment. On May 1, 2015 we filed with the SEC Preliminary Schedule 14C Information Statement providing details of the proposed amendment. On June 1, 2015, the amendment to the Certificate of Incorporation was filed with the Secretary of State of Delaware and on June 5, 2015, a Definitive Schedule 14C Information Statement was filed.

Consulting agreement

On April 27, 2015, the Company’s board of directors, by unanimous consent, passed a resolution to enter into the CGPM Agreement for a one year term to provide consulting services to assist the Company with acquisition of and joint venture and licensing agreements with qualified clinics specializing in pain management and such other business of the group as may from time to time be requested by the Company.  In connection with the agreement, the Company issued CGPM the shares set forth in Item 2 above.

The Agreement was attached as Exhibit 10.8 to the Form 8-K filed on May 6, 2015.

Executive appointments

On June 11, 2015, the Company’s board of directors, by unanimous consent, passed a resolution to appoint Garland A. Brown, Jr. as CEO and as a Director and Mark H. Conner as COO, effective June 19, 2015. It was further resolved that the Company enter into Executive Employment Agreements with Garland A. Brown, Jr., Mark Conner and an Executive Services Agreement with Jack Fishman (the “Executives”) as appropriate for their executive positions, effective June 19, 2015, copies of which Agreements were attached as Exhibits 10.9, 10.10 and 10.11 to the Form 8-K filed by the Company on June 15, 2015, to provide management services with respect to the securing the acquisition of and joint venture and licensing agreements with qualified clinics specializing in pain management and such other business as may from time to time be requested by the Company consistent with the terms of the Agreements In connection with the agreement, the Company issued to Messrs. Brown and Conner the shares set forth in Item 2 above. The Employment Agreements were attached as Exhibits 10.9 and 10.10, respectively, to the Form 8-K filed on June 15, 2015.

Shares for compensation arrangement

On June 11, 2015, the Company’s board of directors, by unanimous consent, passed a resolution to issue 40,000,000 shares of its Common Stock at an agreed upon price of $200,000 to Champion Toronto in partial settlement of the outstanding amount payable to Champion Toronto under the terms of the Services Agreement dated July 1, 2014, as amended on April 1, 2015.

Amendment #2 to the Services Agreement between the Company and Champion Toronto

On June 12, 2015, with an effective date of June 19, 2015, the Company and Champion Toronto agreed to amend the Services Agreement between the two companies effective July 1, 2014 which extends the Agreement through October 22, 2018 and setting forth the fees to be paid to Champion Toronto based on the personnel providing the services A copy of the Amendment to the Agreement was filed as Exhibit 10.13 to the 8-K filed on June 19, 2015.

Loan

On June 18, 2015, the Company accepted a non-interest bearing loan of $100,000, payable on demand from a third party who is a business acquaintance of the CEO.

Resignations of Executives

One June 19, 2015, the Company accepted the resignations of Terrance Owen as CEO and Emil Schiller as COO.

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

Champion Pain Care Corporation

Date: August 19, 2015	By:	/s/ Terrance Owen
Director