Form 10-Q
period 2015-09-30
Champion Pain Care Corp
filed 2015-11-16
CIK 1469284

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

 APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 16, 2015, the registrant had 119,438,500 issued and outstanding shares of common stock.

Champion Pain Care Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHAMPION PAIN CARE CORPORATION

FINANCIAL STATEMENTS

September 30, 2015

CHAMPION PAIN CARE CORPORATION

Consolidated Balance Sheets
(Unaudited)

ASSETS	September 30, 2015	December 31, 2014
Current Assets
Cash	$ 67,013	$ 343
Total Current Assets	67,013	343

TOTAL ASSETS	$ 67,013	$ 343

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 53,901	$ 83,489
Accounts Payable - Related Parties	1,665,417	1,183,558
Short Term Debt - Related Parties	15,250	15,250
Loan Payable	100,000	-
Total Current Liabilities	1,834,568	1,282,297

Stockholders' Deficit
Common Stock, $0.0001 par value; 500,000,000 shares authorized; 119,438,500 and 46,888,500 issued and outstanding, respectively	11,944	4,689
Additional Paid in Capital	5,488,069	356,374
Accumulated Deficit	(7,267,568)	(1,643,017)
Total Stockholders' Deficit	(1,767,555)	(1,281,954)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 67,013	$ 343

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHAMPION PAIN CARE CORPORATION

Consolidated Statements of Expenses

(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Operating Expenses	(202,787)	(251,954)	(3,044,551)	(564,212)
Loss from Operations	(202,787)	(251,954)	(3,044,551)	(564,212)

Interest Expense	-	(601)	-	(1,799)
Loss on settlement of related party accounts payable	-	-	(2,580,000)	-

Net Loss	(202,787)	(252,555)	(5,624,551)	(566,011)
Basic and diluted loss per common share	(0.00)	(0.01)	(0.08)	(0.01)
Basic and diluted weighted average common shares outstanding	119,438,500	45,000,000	74,987,951	45,000,000

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHAMPION PAIN CARE CORPORATION Consolidated Statement of Cash Flows (Unaudited)

	Nine months ended September 30,
	2015	2014
Cash flows from Operating activities
Net Loss	(5,624,551)	(566,011)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	2,358,950	-
Loss on settlement of related party accounts payable	2,580,000	-
Changes in operating assets and liabilities
Accounts payable	(29,588)	(1,348)
Accounts payable - related parties	681,859	552,871
Accrued expenses		1,799
Cash used in operating activities	(33,330)	(12,689)

Cash flows from financing activities
Borrowing on related party debt	-	17,500
Proceeds from loan payable	100,000	-
Cash provided by financing activities	100,000	17,500

Net change in cash	66,670	4,811
Cash at beginning of period	343	384
Cash at end of period	67,013	5,195

Supplemental cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash transactions
Shares issued to settle related party accounts payable	$ 200,000	$ -

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHAMPION PAIN CARE CORPORATION

Notes to Unaudited Financial Statements

September 30, 2015

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared on the basis that the Company will continue as a going concern in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 10K for the calendar year ended December 31, 2014. The results of operations presented in the accompanying interim financial statements for the nine months ended September 30, 2015 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2015.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of September 30, 2015, the Company had $67,013 in cash but no other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock or debt financing in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

NOTE 3 – RELATED PARTY PAYABLES

As of September 30, 2015, the Company had payables of $1,665,417 to related parties for unpaid consulting fees and other general and administrative expenses compared to $1,183,558 as of December 31, 2014. The related parties are Champion Toronto, Terrance Owen, a Director, companies owned by Terrance Owen, Nanotech Systems, Inc., a company for which Terrance Owen is the CEO and a Director, Garland A. Brown, Jr., CEO, and Mark Conner, COO.

A non-interest bearing loan of $15,250, payable on demand, was received by CPCC from Terrance Owen, a Director, on October 6, 2014 and, as of September 30, 2015, had not been repaid.

During the nine months ended September 30, 2015, we issued 40,000,000 shares with an agreed upon value of $200,000 to Champion Toronto in partial payment for services rendered under the Services Agreement in place between the Company and Champion Toronto. The fair value of the 40,000,000 shares issued was determined to be $2,780,000 based on the stock price on the conversion date, resulting in $2,580,000 loss on settlement of related party accounts payable.

NOTE 4 – LOAN PAYABLE

On June 18, 2015, the Company accepted a non-interest bearing loan of $100,000, payable on demand from a third party who is a business acquaintance of the CEO.

NOTE 5 – SHAREHOLDER’S EQUITY

During the nine months ended September 30, 2015, we issued 72,550,000 shares of the Company’s Common Stock, at an agreed upon value of $0.005 per share, as follows.

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

Results of Operations

Through the periods ended September 30, 2015 and 2014, our operations mainly consisted of conducting due diligence on the pain care clinics we are interested in acquiring, preparing financial projections, and working with investment banking groups to secure funding.  We are showing a loss of $5,624,551 for the nine months ended September 30, 2015 compared to $566,011 for the nine months ended September 30, 2014. The reasons for the greater loss for the 2015 period compared to the 2014 period are discussed below. On September 30, 2015 we had assets of $67,013 in cash, liabilities of $1,834,568 and a stockholders’ deficit of $1,767,555 compared to assets of $343 in petty cash, liabilities of $1,282,297 and a stockholders’ deficit of $1,281,954 on December 31, 2014. Capital increased to $5,500,013 as of September 30, 2015 compared to $361,063 as of December 31, 2014 as a result of the shares issued to executives of the Company, a consulting firm and Champion Toronto as disclosed below.

Quarter Ended September 30, 2015 Compared to Quarter Ended September 30, 2014.

Net Sales

We had no sales for either period.

Cost of sales

We had no cost of sales for either period.

Gross Profit or Loss

We had no gross profit or loss for either period.

Operating Expenses and Net Loss

For the quarter ended September 30, 2015, we had operating expenses and net losses of $202,787 compared to operating expenses of $251,954 and net losses of $252,555 for the quarter ended September 30, 2014. Common expenses for both quarters consisted of accounting fees, legal fees for general corporate legal advice and fees due under the Services Agreement between CPCC and Champion Toronto which included Champion Toronto working with us in evaluating acquisition prospects, preparing and negotiating  the outstanding MOUs with medical clinics, due diligence investigations of those medical clinics, preparing marketing materials and financial projections for prospective investors, participating in discussions with prospective investors and fulfilling our general administrative requirements.

No interest costs were accrued during the quarter ended September 30, 2015 while interest costs of $601 were accrued during the quarter ended September 30, 2014.

Nine months Ended September 30, 2015 Compared to the nine months ended September 30, 2014

Net Sales

We had no sales for either period.

Cost of sales

We had no cost of sales for either period.

Gross Profit or Loss

We had no gross profit or loss for either period.

Operating Expenses and Net Losses

For the nine months ended September 30, 2015, we had operating expenses of $3,044,551 compared to $564,212 for the nine months ended September 30, 2014. The net loss for the nine months ended September 30, 2015 was $5,624,551 compared to $566,011for the nine months ended September 30, 2014 The increase in our net loss for the nine month period ended September 30, 2015 compared to the first nine months of 2014 was primarily attributed to the one-time Stock Based Compensation costs and the loss that resulted from the partial settlement of the payable to Champion Toronto that were occurred during the second quarter of 2015.

During the nine months ended September 30, 2015, we incurred one-time Stock Based Compensation costs of $2,358,950 for 32,550,000 shares as follows:

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

During the nine months ended September 30, 2015, we issued 40,000,000 shares to Champion Toronto in partial payment for services rendered under the Services Agreement in place between the Company and Champion Toronto and recognized a loss of $2,580,000 which was the difference between the market price of the shares and the deemed value of $0.005 per share.

No interest costs were accrued during the nine months ended September 30, 2015 while interest costs of $1,799 were accrued during the quarter ended September 30, 2014.

Liquidity and Capital Resources

Cash and cash equivalents as of September 30, 2015 were $67,013 compared to $343 as of December 31, 2014. As of September 30, 2015 we had working capital deficit of $1,767,555 compared to $1,281,954 for the year ended December 31, 2014.

No warrants or options have been issued as September 30, 2015.

We are actively seeking equity and debt financing to settle our current and future liabilities and to accomplish our business plans but there is no assurance that we will be able to do so.

Commitments

We do not have any commitments which are required to be disclosed as of September 30, 2015.

Off-Balance Sheet Arrangements

As of September 30, 2015, we are not aware of any off-balance sheet transactions requiring disclosure.

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

Changes in Internal Controls

During the quarter ended September 30, 2015, there have been no significant changes in the Company’s internal controls as such term defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the 34 Act or in other factors that could significantly affect these controls as of the end of the period covered by the report and up to the filing date of this Quarterly Report on Form 10-Q. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

Not applicable.

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

Champion Pain Care Corporation

Date: November 16, 2015	By:	/s/ Terrance Owen
Director