Form 10-K
period 2015-12-31
Champion Pain Care Corp
filed 2016-04-14
CIK 1469284

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTIONS 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined by Rule 405 of the Securities Act. Yes      . No   X   .

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

For the years ended December 31, 2014 and 2015, the issuer had no revenues.

As of December 31, 2015, there was a limited trading market for the issuer’s common stock, $0.0001 par value.

The number of shares outstanding of the issuer’s common stock, $0.0001 par value, as of April14, 2016 was 119,438,500 shares.

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

ITEM 1. BUSINESS

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

As part of our due diligence on acquisition targets, we examined the financial statements of 10 clinics specializing in pain management. Eight of these clinics had a sole practitioner while the larger two clinics had 3 and 5 practitioners, respectively, for an aggregate of 16 doctors. These 10 clinics, with an average of 1.60 doctors per clinic, were representative of the clinics we identified in our research which showed that all 1,339 clinics had an average of 1.52 doctors per clinic. The total revenues for the 10 clinics we examined were approximately $26 Million for 2012 or $1.6 Million per doctor with a range from $500,000 to $3,200,000. The 95% Confidence Interval for revenues per doctor is approximately $800,000 to $2,000,000. Assuming that there are 2,500 doctors practicing in private clinics specializing in pain management in the United States, we estimate that the total annual market for private pain management clinics is at least $2 Billion based on the current structure of the market, procedures provided by the clinics and management by doctors.

Our research also revealed that the market for private pain management clinics is very fragmented. Of the 1,339 clinics identified in our investigation, 91.2% had one or two doctors, 7.5% had 3 to 4 doctors and 1.3% had more than 4 doctors. This observation is corroborated by a study of the number of doctors in all practices in the United States which surveyed 264,742 medical offices and observed that 70.9% of these offices had 1 or 2 doctors, 18.7% had 3 to 5 doctors and 10.4% had 6 doctors or more (Anon., 2013c).

Our strategy

Our strategy is to bring clinics that are operating in this fragmented market under the ownership of our company and provide professional management and additional sources of revenue through accreditation and the ancillary services described below. By doing so, we believe that we can continually improve on our services, develop competitive advantages and build a national brand for the treatment and management of chronic pain. We do not expect to generate any revenues until we complete the acquisition of our first clinics.

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

Implement the Protocol

In addition to continuing existing business practices of the clinics, implementing SOP’s and best practices, we also intend to augment the services provided by our clinics by implementing the Protocol. In a pilot study conducted in a clinic in Ohio, revenues of $200 per patient per 30 minute visit were generated by the Protocol under two specific Current Procedural Terminology Codes (“CPT”). The results of this and another pilot study are reported elsewhere herein. With accreditation, the revenues increase with the additional treatments that are approved for reimbursement.

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

We are currently conducting due diligence on a number of clinics in the United States that are run by sole practitioners. In this regard, we have identified certain opportunities that we believe will yield substantial revenues after an acquisition. In certain cases, a physician’s time may be divided between two clinics, each of which are only operating on a part-time basis. We believe that revenues can be increased by hiring an additional physician and running both clinics full-time. In most cases, doctors have preferred funding sources and tend to downplay or ignore others. Our strategy is to increase revenues by pursuing unexploited sources of revenues, developing ancillary services and securing CARF accreditation.

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

FCA claims may be brought by governmental enforcement authorities or by individuals on the government’s behalf under the FCA’s qui tam, or “whistleblower,” provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant defrauded the federal government. Additionally, HIPAA established (1) civil liability for up-coding and billing medically unnecessary items and services, and (2) federal criminal sanctions for healthcare fraud against a private, nongovernmental healthcare benefit program. Although we have implemented policies and procedures to avoid violations of these laws, there can be no assurance that the conduct will not be reviewed and challenged by whistleblowers or governmental enforcement authorities. Any adverse determination could subject us to criminal and civil liability.

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

ITEM 1A. RISK FACTORS

The following risk factors and other information included in this Annual Report on Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business We refer you to our the cautionary statements regarding forward-looking statements set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations which identifies certain forward-looking statements contained in this report that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

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

We are presently a holding company with no material assets other than our ownership interests in our wholly-owned subsidiaries, CPCC and IAG, for which we have no present plans. We expect to rely on dividends, advances, or other such distributions, from our clinics for our cash needs to service any debt we may incur and to pay our operating expenses. Distributions to us will depend upon the profitability of the clinics we acquire, which will be subject to a number of business considerations, state and federal laws and the agreements between us and the acquired clinic. We cannot provide any assurance that any distribution of funds to us will be adequate to satisfy our liquidity needs, and if we are not able to obtain sufficient funds to pay our obligations as they become due, our business could be negatively impacted.

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

Interpretation of the correct billing procedures mandated by the ICD-10 requires specific expertise. It is our intention to employ the services of qualified, third party coding and billing services to maximize billing revenues. There are a number of such third party agencies and their level of expertise and experience varies. Regardless of which agency we may use, there is no assurance that correct codes will be used which could lead to a significant reduction in revenues that may be properly claimed or a significant overpayment to us from the funding agencies. In the case of overpayments, the funding agencies will most likely demand refunds and may impose penalties which could have a material and adverse effect on our business and results of operations. In the case of underpayments, we may attempt to resubmit the billings to recover the revenues that were not claimed. There could be a substantial cost to undertake this effort which would affect our projected profitability. There is no assurance that we would be successful in receiving further payments.

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

Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Our certificate of incorporation, as amended, authorizes the issuance of up to 500,000,000 shares. As of date of this report on Form 10-K, there were 119,438,500 shares of our common stock outstanding. Although we have no commitments as of the date of this report to issue additional securities, we may issue a substantial number of additional shares of our common stock or debt securities to complete a business combination or to raise capital. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote, and might dilute the book value of our common stock. You may incur additional dilution if holders of stock options and warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

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

Our largest shareholders currently have beneficial ownership of approximately 78% of our outstanding common stock. This significant stockholder therefore has considerable influence over the outcome of all matters submitted to our stockholders for approval, including the election of directors and the approval of significant corporate transactions.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

As of December 31, 2015, there were no outstanding or unresolved staff comments on the company.

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

On May 6, 2015, we issued 4,500,000 shares of our restricted common stock valued at $409,950 in exchange for general management consulting services.

On June 9, 2015, we issued 50,000 shares of our restricted common stock valued at $3,000 in exchange for a general release.

On June 19, 2015, we issued 40,000,000 shares of our restricted common stock to Champion Toronto in exchange for services rendered to the Issuer by Champion Toronto valued at $200,000 which reduced the Related Party Payable to Champion Toronto by that amount.

On June 19, 2015, we issued 8,000,000 shares of our restricted common stock valued at $556,000 in exchange for general management consulting services.

On June 19, 2015, we issued 10,000,000 shares of our restricted common stock valued at $695,000 to the CEO, Garland A. Brown, Jr. and an additional 10,000,000 shares of our restricted common stock valued at $695,000 to the COO, Mark H. Conner, as partial compensation under the terms of their respective Employment Agreements.

(c) Holders. Our authorized capital consists of 500,000,000 shares of common stock, par value of $0.0001 per share. As of December 31, 2015, there were 119,438,500 shares of Common Stock issued and outstanding held by 75 record holders. No other classes of shares are issued or authorized.

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

The analysis of new acquisition prospects will be undertaken by, or under the supervision of, our President, COO and CFO who are not professional business analysts. To assist management with acquisitions, we will engage the services of consultants and advisors in addition to our legal counsel and accountants to evaluate such information as the billing practices, medical procedures and personnel. We will concentrate on identifying preliminary prospective business opportunities which may be brought to our attention through business brokers, word of mouth, direct solicitation of clinic owners, attending conferences or other referrals. In analyzing prospective clinic acquisitions we will consider such matters as the availability of required personnel, financial resources, working capital and other financial requirements, history of operations, prospects for the future, nature of present and expected competition, the quality and experience of management services which may be available and the depth of that management, specific risk factors, the potential for growth or expansion, existing and expected profitability, the perceived public recognition of services and name identification and other relevant factors. We will conduct site visits and meet personally with the owners, physicians, management and key personnel of each clinic and, to the extent possible, require written reports. We will not acquire any clinic for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

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

Sources of revenues

At the time of this report, we have no revenues.

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

Basic and Diluted Net Loss per Share

The Company computes loss per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period including stock warrants and options, using treasury stock method, and convertible preferred stock using the if-converted method. As there are no dilutive securities issued, basic and diluted loss per share is the same for the period from January 31, 2015 through December 31, 2015.

Results of Operations

There were no operations prior to the date of this report. We are showing a net loss of $861,202 for the year ended December 31, 2014 and an accumulated deficit of $1,643,017 as of December 31, 2014. For the year ended December 31, 2015, we showing a net loss of $5,846,530 and an accumulated deficit of $7,489,547as of December 31, 2015. On December 31, 2015, assets were $27,764 in cash deposited with our subsidiary, CPCC in BMO Bank of Montreal and our account at Alliance Bank of Arizona compared to $343 in the BMO Bank of Montreal account of CPCC as of December 31, 2014. Liabilities were $1,282,297 as of December 31, 2014 and $2,017,298 as of December 31, 2015.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2015

Net Sales

We had no sales for the period.

Cost of sales

We had no cost of sales for either period.

Gross Profit or Loss

We had no gross profit or loss for either period.

Net Losses

For the year ended through December 31, 2014, a net loss of $861,202 was incurred. Expenses consisted of $58,181 for accounting, audit and legal fees. Legal fees included the costs for assisting us with corporate finance, FINRA and SEC submissions, initiation of trading of our shares, the name change, investment documents, clinic reviews, inter-company agreements and general legal counsel.

The bulk of the remaining expenses were incurred under the Services Agreement between CPCC and Champion Toronto for services provided by Champion Toronto which included corporate finance, FINRA and SEC submissions, drafting investment documents and inter-company agreements, evaluating acquisition prospects, negotiation and preparation of agreements with medical clinics, due diligence investigations of medical clinics under MoU, preparing marketing materials and financial projections for prospective investors, participating in discussions with prospective investors and general administrative requirements.

For the year ended December 31, 2015, a net loss of $5,846,530 was incurred. These expenses consisted of $42,059 for accounting, audit and legal fees. Legal fees included the costs for assisting us with corporate finance, FINRA and SEC submissions, increasing the authorized share capital, new share issuances to related parties and third parties, appointment of new directors and officers, preparation of Executive Employment and Consulting Agreements, investment documents, clinic reviews, amendments to inter-company agreements and general legal counsel.

The increase in our net loss for the year ended December 31, 2015 compared to the year ended December 31, 2014 was primarily attributed to the one-time Stock Based Compensation costs and the loss that resulted from the issuance of shares in partial settlement of the payable to Champion Toronto that occurred during the second quarter of 2015.

During the year ended December 31, 2015, we incurred one-time Stock Based Compensation costs of $2,358,950 for 32,550,000 shares as follows:

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

During the year ended December 31, 2015, we issued 40,000,000 shares to Champion Toronto in partial payment for services rendered under the Services Agreement in place between the Company and Champion Toronto and recognized a loss of $2,580,000 which was the difference between the market price of the shares and the deemed value of $0.005 per share.

The bulk of the remaining expenses were incurred under the Services Agreement between CPCC and Champion Toronto for services provided by Champion Toronto which included drafting of all filings required by the SEC, evaluating acquisition prospects, preparation and negotiation of Memoranda of Understanding (“MoU”) with medical clinics, due diligence investigations of medical clinics under MoU, preparing marketing materials and financial projections for prospective investors, participating in discussions with prospective investors, increasing the authorized capital of the Company, issuance of new shares, recruiting new Directors and Officers, drafting of Executive Employment Agreements and for fulfilling our general administrative requirements.

Liquidity and Capital Resources

Cash and cash equivalents at December 31, 2014 and 2015 were $343 and $27,764, respectively. As of December 31, 2014 and 2015 we had total stockholders’ deficits of $1,281,954 and $1,989,534, respectively.

There are now 119,438,500 Common Shares of the Company issued and outstanding as of December 31, 2015 and as of the date of this report.

No warrants or options have been issued from as of December 31, 2014 and 2015.

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

Commitments

We do not have any commitments which are required to be disclosed as of December 31, 2015.

Off-Balance Sheet Arrangements

As of December 31, 2015, we are not aware of any off-balance sheet transactions requiring disclosure.

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

ITEM 9A. CONTROLS AND PROCEDURES.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our CFO, carried out an evaluation of the effectiveness of our “disclosure controls and procedures” (as defined in the Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this report (the “Evaluation Date”). Based upon that evaluation, the CFO concluded that as of the Evaluation Date, our disclosure controls and procedures are not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and (ii) is accumulated and communicated to our management, including our CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2015, our internal control over financial reporting is not effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this annual report.

Based on that assessment, our management has determined that as of December 31, 2015, the Company’s internal control over financial reporting were not effective for the purposes for which it is intended. Specifically, management’s evaluation was based on the following material weaknesses, which existed as of December 31, 2015:

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

Prior to the next year end, the Company intends to hire additional accounting personnel who will institute controls regarding the assignment of authority and responsibility, consistent policies and procedures, monitoring of controls and adequate disclosure controls.

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

(c) Changes in Internal Control over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred during the last fiscal year covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table sets forth information concerning our officers and directors as of December 31, 2015.

Name

Position

Age

Period of Service(1)

Garland A. Brown, Jr.

CEO and Director

53

June 15, 2015 to present

Mark H. Conner

COO

57

June 15, 2015 to present

Jack Fishman

President and Director

58

October 18, 2013 to present

Emil Schiller

Director

60

October 18, 2013 to present

Terrance Owen

Director

(& CFO as of 3/16/16)

70

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

BACKGROUND OF DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

Garland A. Brown, Jr., CEO and Director

Garland A. Brown, Jr. is an attorney and co-founder of the Scottsdale, Arizona law firm, Weiss Brown. Mr. Brown has focused his practice on counseling emerging technology-based companies, entrepreneurs, and established businesses on a wide range of day-to-day legal and business issues including intellectual property matters and de facto general counsel services. Mr. Brown has wide-ranging and exceptionally unique experience in the technology field that includes 12 years of senior-level experience in Redmond, Washington with Microsoft as both a lead software development engineer and as a Director in Antitrust Law Compliance. His time and experience at Microsoft, combined with his time in private practice as an attorney at the international law firm of Greenberg Traurig, has enabled him to draw on this vast experience to be a frequent speaker on issues related to early stage and emerging technology-based businesses.

Mark H. Conner, COO

Mark H. Conner founded MARS Medical Systems, Inc. (“MARS”). Originally organized as Applied Software Techniques, Mr. Conner led the strategic direction of the company since its founding in 1984. As Chief Architect of all MARS products, Mr. Conner is a pioneer in the practice management industry by making NetPracticePM™ the first fully browser-based practice management solution in 1999. Under the leadership of Mr. Conner, MARS, acquired by Noteworthy Medical Systems in 2008, again achieved an industry first in 2001 with the introduction of a series of powerful modules for NetPracticePM™. This suite of tools provided the first fully integrated and automated medical coding analysis, appointment reminders, eligibility verification, secure patient Web portal and mobile device charge capture system. Mr. Conner has successfully negotiated strategic partnerships with several major healthcare industry companies as the leader of Noteworthy's Sales and Service Partners (SSP) program.

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

Terrance Owen, Director

Dr. Owen obtained a BSc (Honours) in Biology from the University of Victoria in 1968, a MSc in Biology from the University of New Brunswick in 1970, a PhD in Zoology from the University of British Columbia in 1974 and a MBA from Simon Fraser University in 1991. From 2000 to 2013, Dr. Owen was the President, CEO & Director of ALDA Pharmaceuticals Corp. (Since renamed Vanc Pharmaceuticals Inc.) and serves as a Director and on the audit committees of three other public companies that are listed on the TSX Venture Exchange. From December, 1980 to April 2002, Dr. Owen was the President of Helix Biotech ULC, a laboratory providing DNA identity testing services for paternity, immigration and forensic cases. He was the President and a director of Helix BioPharma Corp. from July, 1995 to June, 1998. Dr. Owen began advising Champion Toronto in April, 2012 and was appointed as CEO in July, 2013. On October 23, 2013 he was appointed as the CEO and as a Director of the Company and resigned as CEO on June 15, 2015 when Mr. Brown was appointed as CEO. On March 16, 2016, Dr. Owen was appointed as CFO by the Board.

Emil Schiller, Director

Mr. Schiller is a co-founder of the Company. Under his leadership, his operational and team building programs have benefited a number of companies. Mr. Schiller is responsible for financial, operational, planning and distribution systems. Mr. Schiller is a seasoned executive with more than 22 years of international business experience. He has a broad range of high-level management experience within several industries. He has an extensive business background, having initiated several culture change initiatives, including the introduction of quality improvement programs to ensure consistent delivery of standards of excellence for major retail chains across North America. He also a co-founder of Champion and was appointed as the COO and as a Director of our company on October 23, 2013 and resigned as COO on June 15, 2015 when Mr. Conner was appointed as COO.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of our Common Stock (collectively, the “Reporting Persons”) to report their ownership of and transactions in our Common Stock to the SEC. Copies of these reports are also required to be supplied to us. To our knowledge, during the fiscal year ended December 31, 2015, the Reporting Persons had complied with all applicable Section 16(a) reporting requirements.

Code of Ethics

We have not adopted a Code of Ethics given our limited operations.

ITEM 11. EXECUTIVE COMPENSATION

Executive compensation

Executive Employment Agreements were established for the CEO and COO and were attached as Exhibits 10.9 and 10.10, respectively, to the Form 8-K filed on EDGAR by us on June 15, 2015. Under the terms of these agreements, the CEO and COO each received 10,000,000 of our Common Shares as partial compensation on June 19, 2015. No other compensation has been provided to the executives of the company at the time of this report but has been deferred until such time as the Company is adequately funded. An Executive Services Agreement was established for the President and was attached as Exhibits 10.11 to the Form 8-K filed on EDGAR by us on June 15, 2015. Under the terms of this agreement, the President receives no compensation as his services to the Company are provided through Champion Toronto which has a Services Agreement in place with the Company.

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

Name of Beneficial Owner of Shares	Class	Shares	Percent of Class
Garland A. Brown, Jr. 48 Wall Street, 10th Floor New York, NY 10005	Common Stock	10,000,000	8.4%
Mark H. Conner 48 Wall Street, 10th Floor New York, NY 10005	Common Stock	10,000,000	8.4%
Champion Care Corp. 635 Fourth Line, Unit 1 Oakville, ON, L6L 5B0, Canada	Common Stock	40,355,000	33.8%
Terrance Owen, Director 635 Fourth Line, Unit 1 Oakville, ON, L6L 5B0, Canada	Common Stock	3,750,000	3.1%
Jack Fishman, President 635 Fourth Line, Unit 1 Oakville, ON, L6L 5B0, Canada	Common Stock	3,750,000	3.1%
Emil Schiller, Director 635 Fourth Line, Unit 1 Oakville, ON, L6L 5B0, Canada	Common Stock	3,750,000	5.86%
Allan Gold 635 Fourth Line, Unit 1 Oakville, ON, L6L 5B0, Canada	Common Stock	7,400,000	6.2%
Patricia Genereaux (1) 635 Fourth Line, Unit 1 Oakville, ON, L6L 5B0, Canada	Common Stock	3,750,000	3.1%
Sheena Sim (2) 635 Fourth Line, Unit 1 Oakville, ON, L6L 5B0, Canada	Common Stock	3,750,000	3.1%

(1) Spouse of Terrance Owen, Director

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

CPCC is a subsidiary of the Company. Although the License Agreement is still in place between CPCC and Champion Toronto, it is now a non-exclusive agreement since a license agreement has also been established directly between the Company and Champion Toronto as described below.

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

Services Agreement between Champion Toronto and CPCC

CPCC and Champion Toronto entered into a services agreement dated February 1, 2013 with an effective date of December 1, 2012 (“the Services Agreement”) in which Champion Toronto agreed to provide management services to CPCC in exchange for fees and for reimbursement of the costs incurred by Champion Toronto.

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

The Services Agreement is subject to the laws of Ontario, Canada and the initial term is five years.

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

$50,000 plus 200,000 shares for every ten (10) clinics that are acquired

•

Reimbursement of direct expenses

The Services Agreement was attached as Exhibit 10.6 to the Form 8-K filed on October 23, 2013.

CPCC is now an inactive subsidiary of the Company. Although the Services Agreement is still in place between CPCC and Champion Toronto, CPCC’s obligations under the Services Agreement are now being met by the Company under the terms of a Services Agreement that has been established directly between the Company and Champion Toronto as described below.

Services Agreement between Champion Toronto and the Company

On February 1, 2013, Champion Toronto and CPCC entered into the Services Agreement which specifically required that, upon the acquisition of CPCC by the Company, Champion Toronto, as our then majority shareholder, would cause our Board of Directors of to enter into a separate Services Agreement between Champion Toronto and the Company. On July 1, 2014, a Services Agreement, effective October 23, 2013, was entered into between Champion Toronto and the Company and was attached as Exhibit 10.7 to the Form 10-Q filed on November 19, 2014. The terms of this agreement do not differ in any material way with those of the Services Agreement between CPCC and Champion Toronto.

On April 1, 2015, Paragraph 3.4 of the Services Agreement was amended so that any shares accepted by Champion Toronto in lieu of unpaid fees would be at a price per share mutually agreeable to us and Champion Toronto and not based on an average trading price so as to avoid the need for accounting for derivatives. This amendment was attached as Exhibit 10.12 to the Form 8-K filed on EDGAR on June 15, 2015.

On June 12, 2015, Paragraph 3.1 of the Services Agreement was amended, effective June 19, 2015 so that fees paid to Champion Toronto for services provided by the personnel of Champion Toronto are as follows in US currency.

•

Jack Fishman - $18,000 per month or $240 per hour if less than full time.

•

Terrance Owen - $240 per hour.

•

Emil Schiller - $240 per hour.

•

Other personnel – to be determined by mutual agreement.

•

Increases to the fees shall be made at such times and in such amounts as mutually agreed upon by CPAI and Champion Toronto.

This amendment was attached as Exhibit 10.13 to the Form 8-K filed on EDGAR on June 15, 2015.

Executive Employment Agreements between the Company and its CEO and COO

On June 12, 2015, the Company entered into Employment Agreements (“Agreements”) with Garland A. Brown, Jr. and Mark H. Conner (the “Executives”) to act as CEO and COO, respectively. Copies of the Agreements were attached to the Form 8-K filed on EDGAR on June 15, 2015 as Exhibits 10.9 and 10.10.

Under the terms of the Agreements, which came into effect on June 19, 2015, the CEO and COO are to receive annual salaries of $200,000 and $180,000, respectively, with any changes to be made at the discretion of the Board of Directors (the “Board”). Each Executive has received 10,000,000 Common Shares of Company Stock. The CEO and COO are eligible to receive annual performance bonuses of up to $300,000 and $260,000 per annum, respectively, when 100% of the goals, as agreed upon by the Board in consultation with the Executive, have been fulfilled. The bonuses are to be proportional to the achievement of the defined goals. Any additional bonuses to be provided to an Executive when goals are exceeded are at the discretion of the Board.  The terms and conditions of Executives’ bonus plans shall be set forth in a separate document. At the date of this report, no bonus plans have been prepared. The Company shall reimburse the Executives for all ordinary and necessary business expenses incurred in connection with Executives’ employment. The Executives shall be entitled to receive a minimum of four (4) weeks of paid vacation time. The Executives shall be eligible to participate in all health benefits, insurance programs, retirement plans and other employee benefit and compensation arrangements that the Company may provide to its executive employees. The Company shall cover the Executives under a standard directors and officers liability insurance policy and provide Key Man Insurance for the benefit of the Company when such policies are put in place. The Executives shall be eligible to participate in any stock option and/or stock appreciation rights plan, at the discretion of the Board. The Agreements also provide provisions for assignment of interest in inventions by the Executives to the Company, protection of confidential information, non-competition, non-solicitation, termination and regulatory compliance.

Director Independence

Our Board of Directors is currently comprised of four directors, Mr. Brown, Dr. Owen, Mr. Fishman and Mr. Schiller, none of whom qualify as “Independent” directors for the purposes of the NASDAQ listed company standards currently in effect and all applicable rules and regulations of the SEC.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

MaloneBailey, LLP is our independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Malone Bailey, LLP for professional services rendered for the audit of our annual financial statements on Form 10-K and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $17,500 in 2014 and $18,500 in 2015.

Audit-Related Fees

There were no fees billed by Malone Bailey LLP for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements for the fiscal year ended December 31, 2014 and 2015.

Tax Fees

No fees were billed by Malone Bailey, LLP for professional services for tax compliance, tax advice, and tax planning for the fiscal year ended December 31, 2014 and 2015.

There were no fees billed by Malone Bailey, LLP for other products and services for the fiscal year ended December 31, 2014 and 2015.

Pre-Approval Policy

We do not currently have a standing audit committee. The above services were approved by our Board of Directors.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Report:

3. Exhibits Incorporated by Reference or Filed with this Report.

Exhibit No.	Description

31.1	CEO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002*
31.2	CFO Certification pursuant to section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to section 906 of the Sarbanes-Oxley Act of 2002.*

*Included herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Champion Pain Care Corporation

Date: April 14, 2016

By: /s/ Garland A. Brown, Jr.
Garland A. Brown, Jr., CEO

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 14, 2016
By: /s/ Garland A. Brown, Jr.
Garland A. Brown, Jr., CEO & Director
(Principal Executive Officer)

Date: April 14, 2016
By: /s/ Terrance Owen
Terrance Owen, CFO & Director
(Principal Financial and Accounting Officer)

CHAMPION PAIN CARE CORPORATION

FINANCIAL STATEMENTS

December 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors:

Champion Pain Care Corporation

New York, NY.

We have audited the accompanying consolidated balance sheet of Champion Pain Care Corporation and its subsidiary (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of expenses, stockholders’ deficit and cash flows for the years ended December 31, 2015 and 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Champion Pain Care Corporation and its subsidiary as of December 31, 2015 and 2014, and the related results of their consolidated operations and their cash flows for the years ended December 31, 2015 and 2014 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

www.malone-bailey.com

Houston, Texas

April 14, 2015

Champion Pain Care Corporation
Consolidated Balance Sheets

ASSETS	December 31, 2015	December 31, 2014
Current Assets
Cash	$ 27,764	$ 343
Total Current Assets	27,764	343

TOTAL ASSETS	$ 27,764	$ 343

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts Payable	$ 76,168	$ 83,489
Accounts Payable - related parties	1,570,047	1,183,558
Accrued liabilities	255,833	-
Short term debt - related parties	15,250	15,250
Loan payable	100,000	-

Total Current Liabilities	$ 2,017,298	$ 1,282,297

Stockholders' Deficit
Common Stock, $0.0001 par value; 500,000,000 shares authorized;
119,438,500 and 46,888,500 issued and outstanding, respectively	11,944	4,689
Additional Paid in Capital	5,488,069	356,374
Accumulated Deficit	(7,489,547)	(1,643,017)
Total Stockholders' Deficit	$ (1,989,534)	$ (1,281,954)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 27,764	$ 343

The accompanying notes are an integral part of these consolidated financial statements

Champion Pain Care Corporation
Consolidated Statements of Expenses

	For the year ended	For the year ended
	December 31, 2015	December 31, 2014
Operating Expenses	$ (3,266,530)	$ (858,252)

Loss from Operations	(3,266,530)	(858,252)

Interest Expense	-	(2,950)
Loss on settlement of related party accounts payable	(2,580,000)	-

Net Loss	$ (5,846,530)	$ (861,202)

Basic and diluted loss per common share	$ (0.07)	$ (0.02)
Basic and diluted weighted average common
shares outstanding	86,191,925	45,222,164

The accompanying notes are an integral part of these consolidated financial statements

Champion Pain Care Corporation
Consolidated Statement of Stockholders' Deficit
For the years ended December 31, 2014 and 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2013	45,000,000	$ 4,500	$ (41,537)	$ (781,815)	$ (818,852)

Shares issued for services	150,000	15	29,985		30,000

Shares issued in debt conversion	238,500	24	47,676		47,700

Shares issued for accounts payable related parties	1,500,000	150	320,250		320,400

Net Loss				(861,202)	(861,202)

Balance, December 31, 2014	46,888,500	$ 4,689	$ 356,374	$ (1,643,017)	$ (1,281,954)

Shares issued for services	32,550,000	3,255	2,355,695		2,358,950

Shares issued for accounts payable related parties	40,000,000	4,000	2,776,000		2,780,000

Net Loss				(5,846,530)	(5,846,530)

Balance, December 31, 2015	119,438,500	$ 11,944	5,488,069	$ (7,489,547)	$ (1,989,534)

The accompanying notes are an integral part of these consolidated financial statements

Champion Pain Care Corporation
Consolidated Statement of Cash Flows

	Year ended	Year ended
	December 31, 2015	December 31, 2014
Cash Flows from operating activities
Net Loss	$ (5,846,530)	$ (861,202)
Adjustments to reconcile net loss to net cash
used in operating activities:
Forgiveness of accrued interest	-	(3,875)
Stock based compensation	2,358,950	30,000
Loss on settlement of related party accounts payable	2,580,000	-
Changes in operating assets and liabilities
Accounts payable	(7,321)	2,236
Accounts payable - related parties	586,489	814,600
Accrued liabilities	255,833	2,950
Cash used in operating activities	$ (72,579)	$ (15,291)

Cash Flows from financing activities
Borrowing on related party debt	-	15,250
Proceeds from loan payable	100,000	-
Cash provided by financing activities	100,000	15,250

Net change in cash	27,421	(41)
Cash at beginning of period	343	384
Cash at end of period	$ 27,764	$ 343

Supplemental cash flow information
Cash paid for interest	$ -	$ -
Cash paid for income taxes	$ -	$ -

Non-cash transactions
Shares issued for debt conversion	$ -	$ 47,690
Shares issued to settle accounts payable due to related party	$ 200,000	$ 320,400

The accompanying notes are an integral part of these consolidated financial statements

Champion Pain Care Corporation

Notes to Consolidated Financial Statements

December 31, 2015 and 2014

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

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less are considered to be cash equivalents. There were no cash equivalents as of December 31, 2014 or 2015.

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

Employee Stock-Based Compensation

The Company accounts for employee stock-based compensation in accordance with the provision of ASC 718, “Compensation – Stock Compensation”. ASC 718 requires companies to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

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

The Company does not have any assets or liabilities measured at fair value on a recurring basis at December 31, 2014 and 2015. The Company did not have any fair value adjustments for assets and liabilities measured at fair value on a nonrecurring basis during the periods ended December 31, 2014 and 2015.

Concentration of Credit Risks

Financial instruments that potentially subject the company to credit risk consist principally of cash and cash equivalents and receivables. The Company places its cash and cash equivalents with financial institutions. Deposits are insured to Federal Deposit Insurance Corp. limits. At December 31, 2015, there was no uninsured cash. Other financial instruments include notes payable and amounts due to related parties. Due to the short-term maturity of these obligations and the stated interest rates on notes payable, the carrying value of these instruments represent their fair value.

Earnings Per Share Information

FASB ASC 260, “Earnings Per Share” provides for calculation of "basic" and "diluted" earnings per share. Basic earnings per share includes no dilution and is computed by dividing net income (loss) available to common shareholders by the weighted average common shares outstanding for the period.  Diluted earnings per share gives effect to all dilutive potential common shares outstanding during the period including stock warrants and options, using treasury stock method, and convertible preferred stock using the if-converted method. As there were no dilutive securities issued, basic and diluted loss per share is the same for the year ended December 31, 2014 and 2015.

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

NOTE 3 – RELATED PARTY PAYABLES

As of December 31, 2015, the Company has payables of $1,570,047 to related parties for unpaid consulting fees and other general and administrative expenses compared to $1,183,558 as of December 31, 2014. A non-interest bearing and due on demand loan of $15,250 to a related party was outstanding as of December 31, 2014 and 2015. Accrued liabilities of $255,833 to related parties for unpaid salaries were outstanding as of December 31, 2015 compared to $Nil as of December 31, 2014. The related parties are Champion Toronto, Garland A. Brown, Jr., CEO, Mark H. Conner, COO, Terrance Owen, Director, companies owned by Terrance Owen and Nanotech Systems, Inc., a company for which Terrance Owen is the CEO and a Director.

On November 24, 2014, the Company issued 1,500,000 shares of its restricted common stock to Champion Toronto at a fair market value of $0.21 per share to reduce the amount payable to Champion Toronto, a related party due to having common directors with the Company, by $320,400.

On June, 2015, we issued 40,000,000 shares with an agreed upon value of $200,000 to Champion Toronto in partial payment for services rendered under the Services Agreement in place between the Company and Champion Toronto. The fair value of the 40,000,000 shares issued was determined to be $2,780,000 based on the stock price on the conversion date, resulting in $2,580,000 loss on settlement of related party accounts payable.

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

NOTE 5 – LOAN PAYABLE

On June 18, 2015, the Company accepted a non-interest bearing loan of $100,000, payable on demand from a third party who is a business acquaintance of the CEO.

NOTE 6 – STOCK BASED COMPENSATION

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

For the years ended December 31, 2014 and 2015, the Company incurred net losses, and, therefore, had no tax liability. The net deferred asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is $968,078 as of December 31, 2015 and will expire in year 2033.

Deferred tax assets consist of the tax effect of NOL carry-forwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding its realizability.

As of December 31, 2015 and 2014, deferred tax assets consisted of the following:

	December 31, 2015	December 31, 2014
Net operating loss carry forward	$329,147	151,966
Valuation allowance	(329,147)	(151,966)
Net deferred tax asset	$0	0