Form 10-Q
period 2016-03-31
Champion Pain Care Corp
filed 2016-05-23
CIK 1469284

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

 APPLICABLE ONLY TO CORPORATE ISSUERS:

As of May 23, 2016, the registrant had 121,313,500 issued and outstanding shares of common stock.

Champion Pain Care Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHAMPION PAIN CARE CORPORATION

FINANCIAL STATEMENTS

March 31, 2016

CHAMPION PAIN CARE CORPORATION

Consolidated Balance Sheets
(Unaudited)

ASSETS	March 31, 2016	December 31, 2015
Current Assets
Cash	$1,386	$27,764
Total Current Assets	1,386	27,764

TOTAL ASSETS	$1,386	$27,764

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$81,032	$76,168
Accounts payable - related parties	1,631,546	1,570,047
Accrued liabilities - related parties	350,833	255,833
Short term debt - related parties	15,250	15,250
Loan payable	100,000	100,000
Total Current Liabilities	2,178,661	2,017,298

Stockholders' Deficit
Common Stock, $0.0001 par value; 500,000,000 shares authorized;
119,438,500 issued and outstanding, respectively	11,944	11,944
Additional Paid in Capital	5,488,069	5,488,069
Accumulated Deficit	(7,677,288)	(7,489,547)
Total Stockholders' Deficit	(2,177,275)	(1,989,534)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,386	$27,764

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHAMPION PAIN CARE CORPORATION

Consolidated Statements of Expenses

(Unaudited)

	Three Months ended
	March 31, 2016	March 31, 2015
Operating Expenses	$(187,741)	$(258,244)

Loss from Operations	(187,741)	(258,244)

Net Loss	$(187,741)	$(258,244)

Basic and diluted loss per common share	$(0.00)	$(0.01)
Basic and diluted weighted average common
shares outstanding	119,438,500	46,888,500

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHAMPION PAIN CARE CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Three Months ended
	March 31, 2016	March 31, 2015
Cash Flows from operating activities
Net Loss	$(187,741)	$(258,244)
Changes in operating assets and liabilities
Accounts payable	4,864	10,033
Accounts payable - related parties	61,499	248,163
Accrued liabilities - related parties	95,000	-
Cash used in operating activities	(26,378)	(48)

Net change in cash	(26,378)	(48)
Cash at beginning of period	27,764	343
Cash at end of period	$1,386	$295

Supplemental cash flow information
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHAMPION PAIN CARE CORPORATION

Notes to Unaudited Financial Statements

March 31, 2016

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION

Nature of Business

Champion Pain Care Corporation (the “Company”) was incorporated under the laws of the State of Delaware on July 24, 2009 as OICco Acquisition I, Inc. On October 31, 2014, the Company changed its name to Champion Pain Care Corporation as disclosed in a Form 8-K filed on the SEC website on November 10, 2014.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared on the basis that the Company will continue as a going concern in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 10K for the calendar year ended December 31, 2015. The results of operations presented in the accompanying interim financial statements for the three months ended March 31, 2016 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2016.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of March 31, 2016, the Company had $1,386 in cash but no other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock or debt financing in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

NOTE 3 – RELATED PARTY PAYABLES

As of March 31, 2016, the Company had related party payables of $1,997,629 which included $1,631,546 to related parties for unpaid consulting fees and other general and administrative expenses and $350,833 for deferred salaries. As of December 31, 2015, the Company had related party payables of $1,841,130 which included $1,570,047 to related parties for unpaid consulting fees and other general and administrative expenses and $255,833 for deferred salaries.

A non-interest bearing loan of $15,250, payable on demand, was provided to CPCC on October 6, 2014, by Terrance Owen, a Director. As of March 31, 2016, this loan had not been repaid and is included in the related party payables in the paragraph above. The related other parties are Champion Toronto, companies owned by Terrance Owen, Nanotech Systems, Inc., a company for which Terrance Owen is also the CEO and a Director, Garland A. Brown, Jr., CEO, and Mark Conner, COO.

NOTE 4 – LOAN PAYABLE

On June 18, 2015, the Company accepted a non-interest bearing loan of $100,000, payable on demand from a third party who is a business acquaintance of the CEO. As of March 31, 2016, the loan had not been repaid.

NOTE 5 – Subsequent events

On April 5, 2016, we issued two Promissory Notes (the “Notes”) for $25,000 and $12,500 to Mark H. Conner, COO of the Company, and to an independent investor who is an acquaintance of Mr. Conner (the “Holders”), respectively. These notes are for a term of one year and bear interest at 12% per annum. On April 28, in conjunction with the Notes, we issued 1,250,000 and 625,000 of our common shares, priced at $0.02 per share (the “Stock”), to Mr. Conner and the independent investor, respectively. According to the terms of the Notes, The Holders may only exercise the Notes upon returning all of the Stock to the Company prior to such exercise. After this transaction, there are 121,313,500 common shares outstanding."

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

The following information should be read in conjunction with the unaudited financial information and the notes thereto included in this Quarterly Report on Form 10-Q and the audited financial information and the notes thereto included in the Company’s Form 10-K for the fiscal year ended December 31, 2015 which was filed with the SEC on April 14, 2016.

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

Results of Operations

Through the periods ended March 31, 2016 and 2015, our operations mainly consisted of conducting due diligence on the pain care clinics we are interested in acquiring, preparing financial projections, and working with investment banking groups to secure funding.  We are showing a loss of $187,741 for the three months ended March 31, 2016 compared to $258,244 for the three months ended March 31, 2015. On March 31, 2016 we had assets of $1,386 in cash, liabilities of $2,178,661 and a stockholders’ deficit of $2,177,275 compared to assets of $27,764 in cash, liabilities of $2,017,298 and a stockholders’ deficit of $1,989,534 on December 31, 2015.

Quarter Ended March 31, 2016 Compared to Quarter Ended March 31, 2015.

Net Sales

We had no sales for either period.

Cost of sales

We had no cost of sales for either period.

Gross Profit or Loss

We had no gross profit or loss for either period.

Operating Expenses & Net Loss

For the quarter ended March 31, 2016 we had operating expenses a net loss of $187,741. The main expenses consisted of $8,625 for accounting fees and legal fees, $95,000 for deferred salaries, $11,700 to identify acquisition prospects, $69,920 for fees due under the Services Agreement between the Company and Champion Toronto which included Champion Toronto working with us in evaluating acquisition prospects, preparing and negotiating  the outstanding MOUs with medical clinics, due diligence investigations of those medical clinics, preparing marketing materials and financial projections for prospective investors, participating in discussions with prospective investors and fulfilling our general administrative requirements.

For the quarter ended March 31, 2015 we had operating expenses and a net loss of $258,244. These expenses consisted of $9,790 for accounting and legal fees, $11,611 for travel to visit clinics and prospective investors and approximately $205,000 due under the Services Agreement between CPCC and Champion Toronto which included Champion Toronto working with us to fulfil the responsibilities described in the paragraph above.

No interest costs were accrued during the quarters ended March 31, 2016 and 2015, respectively and other costs included filing fees, office expenses and consulting fees.

The decrease in our net loss for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2016 was mainly due to a reduction of approximately $135,000 for fees owing Champion Toronto which was partially offset by new salaries of $95,000 accrued to the CEO and COO.

Liquidity and Capital Resources

Cash and cash equivalents at March 31, 2016 were $1,386 compared to $27,764 as of December 31, 2015. As of March 31, 2016 we had stockholders’ deficit of $2,177,275 compared to $1,989,534 for the year ended December 31, 2015.

No warrants or options have been issued as March 31, 2016.

We are actively looking for either equity and/or debt financing to settle our current and future liabilities and to accomplish our business plans but there is no assurance that we will be able to do so.

Commitments

We do not have any commitments which are required to be disclosed as of March 31, 2016.

Off-Balance Sheet Arrangements

As of March 31, 2016, we are not aware of any off-balance sheet transactions requiring disclosure.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) of the 34 Act under the supervision and with the participation of the CFO, Terrance Owen. Based on and as of the date of such evaluation, our CFO has concluded that the Company’s disclosure controls and procedures were not effective.

The conclusion that our disclosure controls and procedures were not effective was due to the presence of the following material weaknesses in disclosure controls and procedures which are indicative of many small companies with small staff: (i) inadequate segregation of duties and effective risk assessment as the Company has just three officers with no additional employees; (ii) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of both US GAAP and SEC Guidelines; and (iii) inadequate security and restricted access to computer systems including insufficient disaster recovery plans; and (iv) no written whistleblower policy. In the near future, our CFO plans to implement appropriate disclosure controls and procedures to remediate these material weaknesses, including (i) appointing additional qualified personnel to address inadequate segregation of duties and ineffective risk management; (ii) adopt sufficient written policies and procedures for accounting and financial reporting and a whistle blower policy once funds are available; and (iii) implement sufficient security and restricted access measures regarding our computer systems and implement a disaster recovery plan.

Changes in Internal Controls

During the quarter ended March 31, 2016, there have been no significant changes in the Company’s internal controls as such term defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the 34 Act or in other factors that could significantly affect these controls as of the end of the period covered by the report and up to the filing date of this Quarterly Report on Form 10-Q. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ITEM 1A. RISK FACTORS.

The following risk factors and other information included in this Interim Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business We refer you to our the cautionary statements regarding forward-looking statements set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations which identifies certain forward-looking statements contained in this report that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.   MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The following exhibits are filed herewith:

Exhibit Number	Exhibit Description
31.1	Certification of the CEO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the CFO pursuant to Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the CEO and CFO pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Champion Pain Care Corporation

Date: May 23, 2016	By:	/s/ Garland A. Brown, Jr.
CEO &Director

Date: May 23, 2016	By:	/s/ Terrance Owen
CFO & Director