Form 10-Q
period 2016-06-30
Champion Pain Care Corp
filed 2016-08-22
CIK 1469284

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

 APPLICABLE ONLY TO CORPORATE ISSUERS:

As of August 22, 2016, the registrant had 121,813,500 issued and outstanding shares of common stock.

Champion Pain Care Corporation

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CHAMPION PAIN CARE CORPORATION

FINANCIAL STATEMENTS

June 30, 2016

CHAMPION PAIN CARE CORPORATION

Consolidated Balance Sheets
(Unaudited)

ASSETS	June 30, 2016	December 31, 2015
Current Assets
Cash	$19,618	$27,764
Total Current Assets	19,618	27,764

TOTAL ASSETS	$19,618	$27,764

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$77,530	$76,168
Accounts payable - related parties	1,704,511	1,570,047
Accrued liabilities - related parties	445,833	255,833
Short term debt - related parties	15,250	15,250
Loan payable	100,000	100,000
Total Current Liabilities	2,343,124	2,017,298

Redeemable Common Stock, 2,375,000 shares issued and outstanding at June 30, 2016	47,500	-

Stockholders' Deficit
Common Stock, $0.0001 par value; 500,000,000 shares authorized;
119,438,500 issued and outstanding, respectively	11,944	11,944
Additional Paid in Capital	5,488,069	5,488,069
Accumulated Deficit	(7,871,019)	(7,489,547)
Total Stockholders' Deficit	(2,371,006)	(1,989,534)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$19,618	$27,764

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHAMPION PAIN CARE CORPORATION

Consolidated Statements of Expenses

(Unaudited)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operating Expenses	(193,731)	(2,583,520)	(381,472)	(2,841,764)

Loss from Operations	(193,731)	(2,583,520)	(381,472)	(2,841,764)

Interest Expense	0	0	0	0
Loss on settlement of related party accounts payable		(2,580,000)	0	(2,580,000)
	0
Net Loss	(193,731)	(5,163,520)	(381,472)	(5,421,764)

Basic and diluted loss per common share	(0.00)	(0.09)	(0.00)	(0.10)
Basic and diluted weighted average common
shares outstanding	121,413,775	57,839,599	120,426,137	52,394,301

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHAMPION PAIN CARE CORPORATION

Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended June 30
	2016	2015
Cash flows from Operating activities
Net Loss	$(381,472)	$(5,421,764)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	0	2,358,950
Loss on settlement of related party accounts payable	0	2,580,000
Shares issuance cost	30	0
Changes in operating assets and liabilities
Accounts payable	14,362	(23,230)
Accounts payable - related parties	134,464	505,937
Accrued liabilities - related parties	190,000	0
Cash used in operating activities	(42,616)	(107)

Cash flows from financing activities
Proceeds from the sale of redeemable common stock	34,470	0
Proceeds from loan payable	0	100,000
Cash provided by financing activities	34,470	100,000

Net change in cash	(8,146)	99,893
Cash at beginning of period	27,764	343
Cash at end of period	19,618	100,236

Supplemental cash flow information
Cash paid for interest	$0	0
Cash paid for income taxes	$0	0

Non-cash transactions
Shares issued to settle accounts payable due to related party	0	200,000
Payment of AP from issuance of redeemable common stock	13,000	0

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHAMPION PAIN CARE CORPORATION

Notes to Unaudited Financial Statements

June 30, 2016

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF BASIS OF PRESENTATION

Nature of Business

Champion Pain Care Corporation (“we”, “our”, the “Company”) was incorporated under the laws of the State of Delaware on July 24, 2009 as OICco Acquisition I, Inc. On October 31, 2014, the Company changed its name to Champion Pain Care Corporation as disclosed in a Form 8-K filed on the SEC website on November 10, 2014.

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared on the basis that the Company will continue as a going concern in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 10K for the calendar year ended December 31, 2015. The results of operations presented in the accompanying interim financial statements for the three and six months ended June 30, 2016 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2016.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of June 30, 2016, the Company had $19,618 in cash but no other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock or debt financing in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

NOTE 3 – RELATED PARTY PAYABLES

As of June 30, 2016, the Company had related party payables of $2,165,594 which included $1,704,511 to related parties for unpaid consulting fees and other general and administrative expenses and $445,833 for deferred salaries. As of December 31, 2015, the Company had related party payables of $1,841,130 which included $1,570,047 to related parties for unpaid consulting fees and other general and administrative expenses and $255,833 for deferred salaries. The related parties are Champion Toronto, companies owned by Terrance Owen, CFO and Director, and Nanotech Systems, Inc., a company for which Terrance Owen is also the CEO and a Director. The deferred salaries are payable to Garland A. Brown, Jr., CEO, and Mark Conner, COO.

In addition, a non-interest bearing loan of $15,250, payable on demand, was provided to CPCC on October 6, 2014, by Terrance Owen, CFO and Director. As of June 30, 2016, this loan had not been repaid and is included in the related party payables in the paragraph above.

As disclosed below in Note 4 to these financial statements, we entered into an agreement with Mark H. Conner, COO of the Company, for funding of $25,000.

NOTE 4 – REDEEMABLE COMMON STOCK

We entered into agreements (the “Agreements”) for funding of $25,000 with Mark H. Conner, COO of the Company, on April 5, 2016 and for $12,500 and $10,000 on April 5, 2016, and May 24, 2016, respectively, to independent investors who are acquaintances of Mr. Conner (the “Investors”). The funds invested under the Agreements are considered to be mezzanine equity since the funds invested are payable one year after the execution date of the Agreements at the sole discretion of the Investors and shall bear interest at a rate of 12% per annum on any unpaid balance that remains after the date that repayment is requested. The parties have agreed, understand, and acknowledge that Holders have received an aggregate of 2,375,000 Common Shares of the Company at a price of $0.02 per share (the “Stock”) on the execution date of the Agreements and that the Investors may only request repayment of the funds invested upon returning all of the Stock to the Company prior to such exercise.

NOTE 5 – LOAN PAYABLE

On June 18, 2015, the Company accepted a non-interest bearing loan of $100,000, payable on demand from a third party who is a business acquaintance of the CEO. As of June 30, 2016, the loan had not been repaid.

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

The analysis of new acquisition prospects is being undertaken by, or under the supervision of, our executives who are not professional business analysts. To assist management with acquisitions, we are engaging the services of consultants and advisors in addition to our legal counsel and accountants to evaluate such information as the billing practices, medical procedures and personnel. We are concentrating on identification of preliminary prospective business opportunities which are being brought to our attention through business brokers, word of mouth, direct solicitation of clinic owners, attending conferences or other referrals. In analyzing prospective clinic acquisitions we consider such matters as the availability of required personnel, financial resources, working capital and other financial requirements, history of operations, prospects for the future, nature of present and expected competition, the quality and experience of management services which may be available and the depth of that management, specific risk factors, the potential for growth or expansion, existing and expected profitability, the perceived public recognition of services and name identification and other relevant factors. We conduct site visits and meet personally with the owners, physicians, management and key personnel of each clinic that we have an executed MOU with and, to the extent possible, require written reports. We will attempt not to acquire any clinic for which audited financial statements cannot be obtained within a reasonable period of time after closing of the proposed transaction.

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

Results of Operations

Through the periods ended June 30, 2016 and 2015, our operations mainly consisted of conducting due diligence on the pain care clinics we are interested in acquiring, preparing financial projections, and working with investment banking groups to secure funding.  We are showing a loss of $193,731 and $381,472 for the three and six months ended June 30, 2016, respectively, compared to $5,163,520 and $5,421,764 for the three and six months ended June 30, 2015, respectively. On June 30, 2016 we had assets of $19,618 in cash, liabilities of $2,343,124 and a stockholders’ deficit of $2,371,006 compared to assets of $27,764 in cash, liabilities of $2,017,298 and a stockholders’ deficit of $1,989,534 on December 31, 2015.

Quarter Ended June 30, 2016 Compared to Quarter Ended June 30, 2015.

Net Sales

We had no sales for either period.

Cost of sales

We had no cost of sales for either period.

Gross Profit or Loss

We had no gross profit or loss for either period.

Operating Expenses & Net Loss

For the quarter ended June 30, 2016 we had operating expenses and a net loss of $193,731. The main expenses consisted of $22,091 for accounting, legal, filing and investment banking fees, $95,000 for deferred salaries, $2,311 to identify and evaluate acquisition prospects, $73,050 for fees due under the Services Agreement between the Company and Champion Toronto which included Champion Toronto working with us in evaluating acquisition prospects, preparing and negotiating  the outstanding MOUs with medical clinics, due diligence investigations of those medical clinics, preparing marketing materials and financial projections for prospective investors, participating in discussions with prospective investors and fulfilling our general administrative requirements.

For the quarter ended June 30, 2015 we had operating losses of $2,583,520 and a net loss of $5,163,520. The higher losses for this quarter in 2015, compared to the same quarter for 2016, were due to one-time occurrences.

During the quarter ended June 30, 2015:

•

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

•

We issued 40,000,000 shares to Champion Toronto in partial payment for services rendered under the Services Agreement in place between the Company and Champion Toronto and recognized a loss of $2,580,000 which was the difference between the market price of the shares and the deemed value of $0.005 per share.

During the quarter ended June 30, 2015, the other expenses consisted of $26,723 for accounting, legal and filing fees, $0 for deferred salaries, $7,673 to identify, visit and evaluate acquisition prospects and $341,930 for fees due under the Services Agreement between the Company and Champion Toronto for the services described above.

No interest costs were accrued during the quarters ended June 30, 2016 and 2015, respectively.

The decrease of approximately $2,389,789 in our net operating loss for the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015 was mainly due to costs incurred for the one time issuance of shares for debt and services as described above and a reduction of approximately $260,000 for fees owing Champion Toronto which was partially offset by the accrual of new salaries of $95,000 for the CEO and COO.

Six months Ended June 30, 2015 Compared to the six months ended June 30, 2014

Net Sales

We had no sales for either period.

Cost of sales

We had no cost of sales for either period.

Gross Profit or Loss

We had no gross profit or loss for either period.

For the six months ended June 30, 2016, we had operating losses and net losses of $381,472 compared to operating losses of $2,841,764 and net losses of $5,421,764 for the six months ended June 30, 2015. As disclosed above, the increase in our net loss for the six month period ended June 30, 2015 compared to the first six months of 2016 was primarily attributed to the one-time Stock Based Compensation costs and the loss that resulted from the partial settlement of the payable to Champion Toronto that were occurred during the second quarter of 2015.

Other expenses for the six months ended June 30, 2016 were $32,428 for accounting, legal, filing and investment banking fees, $190,000 for deferred salaries, $13,311 to identify and evaluate acquisition prospects and $142,970 for fees due under the Services Agreement between the Company and Champion Toronto. The corresponding expenses for the quarter ended June 30, 2015 were $43,647 for accounting, legal and filing fees, $0 for deferred salaries, $19,283 to identify and evaluate acquisition prospects and $564,730 for fees due under the Services Agreement between the Company and Champion Toronto.

Liquidity and Capital Resources

Cash and cash equivalents at June 30, 2016 were $19,618 compared to $27,764 as of December 31, 2015. As of June 30, 2016 we had stockholders’ deficit of $2,371,006 compared to $1,989,534 for the year ended December 31, 2015.

No warrants or options have been issued as June 30, 2016.

We are actively looking for either equity and/or debt financing to settle our current and future liabilities and to accomplish our business plans but there is no assurance that we will be able to do so.

Commitments

We do not have any commitments which are required to be disclosed as of June 30, 2016.

Off-Balance Sheet Arrangements

As of June 30, 2016, we are not aware of any off-balance sheet transactions requiring disclosure.

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

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as defined by Rule 13-15(e) of the 34 Act under the supervision and with the participation of the CFO. Based on and as of the date of such evaluation, our CFO has concluded that the Company’s disclosure controls and procedures were not effective.

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

Changes in Internal Controls

During the quarter ended June 30, 2016, there have been no significant changes in the Company’s internal controls as such term defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the 34 Act or in other factors that could significantly affect these controls as of the end of the period covered by the report and up to the filing date of this Quarterly Report on Form 10-Q. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

•

anticipating and adapting to changing conditions in the health care and pain management industries: and

•

anticipating and adapting to any changes in government regulation.

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

We are presently a holding company with no material assets other than our ownership interests in our wholly-owned subsidiary for which we have no present plans. We expect to rely on dividends, advances, or other such distributions, from our clinics for our cash needs to service any debt we may incur and to pay our operating expenses. Distributions to us will depend upon the profitability of the clinics we acquire, which will be subject to a number of business considerations, state and federal laws and the agreements between us and the acquired clinic. We cannot provide any assurance that any distribution of funds to us will be adequate to satisfy our liquidity needs, and if we are not able to obtain sufficient funds to pay our obligations as they become due, our business could be negatively impacted.

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

•

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

Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Our certificate of incorporation, as amended, authorizes the issuance of up to 500,000,000 shares. As of date of this report on Form 10-K, there were 121,813,500 shares of our common stock outstanding. Although we have no commitments as of the date of this report to issue additional securities, we may issue a substantial number of additional shares of our common stock or debt securities to complete a business combination or to raise capital. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote, and might dilute the book value of our common stock. You may incur additional dilution if holders of stock options and warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

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

Champion Pain Care Corporation

Date: August 22, 2016	By:	/s/ Garland A. Brown, Jr.
CEO &Director

Date: August 22, 2016	By:	/s/ Terrance Owen
CFO & Director