Form 10-Q
period 2016-09-30
Champion Pain Care Corp
filed 2016-11-17
CIK 1469284

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-Q

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

 APPLICABLE ONLY TO CORPORATE ISSUERS:

As of November 17, 2016, the registrant had 121,813,500 issued and outstanding shares of common stock.

Champion Pain Care Corporation

CHAMPION PAIN CARE CORPORATION

FINANCIAL STATEMENTS

September 30, 2016

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Champion Pain Care Corporation
Consolidated Balance Sheets
(Unaudited)

ASSETS	September 30, 2016	December 31, 2015
Current Assets
Cash	$5,287	$27,764
Total Current Assets	5,287	27,764

TOTAL ASSETS	$5,287	$27,764

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$83,231	$76,168
Accounts payable - related parties	1,777,438	1,570,047
Accrued liabilities - related parties	540,833	255,833
Short term debt - related parties	15,250	15,250
Loan payable	100,000	100,000
Total Current Liabilities	2,516,752	2,017,298

Redeemable Common Stock, 2,375,000 shares issued and outstanding at June 30, 2016	47,500	-

Stockholders' Deficit
Common Stock, $0.0001 par value; 500,000,000 shares authorized;
119,438,500 issued and outstanding, respectively	11,944	11,944
Additional Paid in Capital	5,488,069	5,488,069
Accumulated Deficit	(8,058,978)	(7,489,547)
Total Stockholders' Deficit	(2,558,965)	(1,989,534)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$5,287	$27,764

The accompanying notes are an integral part of these unaudited consolidated financial statements

Champion Pain Care Corporation
Consolidated Statements of Expenses
(Unaudited)

	Three months ended September 30,		Nine months ended September 30
	2016	2015	2016	2015
Operating Expenses	(187,959)	(202,787)	(569,431)	(3,044,551)

Loss from Operations	(187,959)	(202,787)	(569,431)	(3,044,551)

Loss on settlement of related party accounts payable	0	0	0	(2,580,000)

Net Loss	(187,959)	(202,787)	(569,431)	(5,624,551)

Basic and diluted loss per common share	(0.00)	(0.00)	(0.00)	(0.08)
Basic and diluted weighted average common
shares outstanding	121,813,500	119,438,500	120,749,175	74,987,951

The accompanying notes are an integral part of these unaudited consolidated financial statements

Champion Pain Care Corporation
Consolidated Statement of Cash Flows
(Unaudited)

	Nine months ended September 30
	2016	2015
Cash flows from Operating activities
Net Loss	$(569,431)	$(5,624,551)
Adjustments to reconcile net loss to net cash
used in operating activities:
Stock based compensation	0	2,358,950
Loss on settlement of related party accounts payable	0	2,580,000
Shares issuance cost	30	0
Changes in operating assets and liabilities
Accounts payable	20,064	(29,588)
Accounts payable - related parties	207,390	681,859
Accrued liabilities - related parties	285,000	0
Cash used in operating activities	(56,947)	(33,330)

Cash flows from financing activities
Proceeds from the sale of redeemable common stock	34,470	0
Proceeds from loan payable	0	100,000
Cash provided by financing activities	34,470	100,000

Net change in cash	(22,477)	66,670
Cash at beginning of period	27,764	343
Cash at end of period	5,287	67,013

Supplemental cash flow information
Cash paid for interest	$0	$0
Cash paid for income taxes	$0	$0

Non-cash transactions
Shares issued to settle accounts payable due to related party	0	200,000
Payment of AP from issuance of redeemable common stock	13,000	0

The accompanying notes are an integral part of these unaudited consolidated financial statements

CHAMPION PAIN CARE CORPORATION

Notes to Unaudited Financial Statements

September 30, 2016

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

Basis of Presentation

The accompanying unaudited interim financial statements have been prepared on the basis that the Company will continue as a going concern in accordance with accounting principles generally accepted in the United States for interim financial statements and do not include all the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  The information furnished reflects all adjustments, consisting only of normal recurring items which are, in the opinion of management, necessary in order to make the financial statements not misleading.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s 10K for the calendar year ended December 31, 2015. The results of operations presented in the accompanying interim financial statements for the three and nine months ended September 30, 2016 are not necessarily indicative of the operating results that may be expected for the full year ending December 31, 2016.

NOTE 2 – GOING CONCERN

The Company’s financial statements are prepared in accordance with generally accepted accounting principles applicable to a going concern.  This contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As of September 30, 2016, the Company had $5,287 in cash but no other material assets, nor does it have operations or a source of revenue sufficient to cover its operation costs and allow it to continue as a going concern.  These factors raise substantial doubt about the Company’s ability to continue as a going concern. The Company will be dependent upon the raising of additional capital through placement of our common stock or debt financing in order to implement its business plan.  There can be no assurance that the Company will be successful in either situation in order to continue as a going concern.

NOTE 3 – RELATED PARTY PAYABLES

As of September 30, 2016, the Company had related party payables of $2,333,521 which included $1,777,438 to related parties for unpaid consulting fees and other general and administrative expenses and $540,833 for deferred salaries. As of December 31, 2015, the Company had related party payables of $1,841,130 which included $1,570,047 to related parties for unpaid consulting fees and other general and administrative expenses and $255,833 for deferred salaries. The related parties are Champion Toronto, Terrance Owen, CFO and Director, a company owned by Terrance Owen and Nanotech Systems, Inc., a company for which Terrance Owen is also the CEO and a Director. The deferred salaries are payable to Garland A. Brown, Jr., CEO, and Mark Conner, COO.

In addition, a non-interest bearing loan of $15,250, payable on demand, was provided to CPCC on October 6, 2014, by Terrance Owen. As of September 30, 2016, this loan had not been repaid.

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

NOTE 5 – LOAN PAYABLE

On June 18, 2015, the Company accepted a non-interest bearing loan of $100,000, payable on demand from a third party who is a business acquaintance of the CEO. As of September 30, 2016, the loan had not been repaid.

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

Results of Operations

Through the periods ended September 30, 2016 and 2015, our operations mainly consisted of seeking clinics for acquisition, preparing financial projections and acquisition agreements and pursuing funding.  We are showing a loss of $187,959 and $569,431 for the three and nine months ended September 30, 2016, respectively, compared to $202,787 and $5,624,551 for the three and nine months ended September 30, 2015, respectively. On September 30, 2016 we had assets of $5,287 in cash, liabilities of $2,516,752 and a stockholders’ deficit of $2,558,965 compared to assets of $27,764 in cash, liabilities of $2,017,298 and a stockholders’ deficit of $1,989,534 on December 31, 2015.

Quarter Ended September 30, 2016 Compared to Quarter Ended September 30, 2015.

Net Sales

We had no sales for either period.

Cost of sales

We had no cost of sales for either period.

Gross Profit or Loss

We had no gross profit or loss for either period.

Operating Expenses & Net Loss

For the quarter ended September 30, 2016 we had operating expenses and a net loss of $187,959. The main expenses consisted of $19,180 for accounting, legal, filing and investment banking fees, $95,000 for deferred salaries, $72,720 for fees due under the Services Agreement between the Company and Champion Toronto which included Champion Toronto working with us in evaluating acquisition prospects, negotiating with medical clinics, due diligence investigations of those medical clinics, preparing marketing materials and financial projections for prospective investors, participating in discussions with prospective investors and fulfilling our general administrative requirements.

For the quarter ended September 30, 2015 we had operating losses and a net loss of $202,787. The main expenses consisted of $11,280 for accounting, legal and filing fees, $110,833 for deferred salaries, $9,894 to identify, visit and evaluate acquisition prospects and $64,500 for fees due under the Services Agreement between the Company and Champion Toronto for the services described above.

No interest costs were accrued during the quarters ended September 30, 2016 and 2015, respectively.

Nine months Ended September 30, 2016 Compared to the nine months ended September 30, 2015

Net Sales

We had no sales for either period.

Cost of sales

We had no cost of sales for either period.

Gross Profit or Loss

We had no gross profit or loss for either period.

Operating Expenses & Net Loss

For the nine months ended September 30, 2016, we had operating losses and net losses of $569,431 compared to operating losses of $3,044,551 and net losses of $5,624,551 for the nine months ended September 30, 2015.

The reasons for the greater losses for the nine months ended on September 30, 2015 compared to the same period for 2016 were as follows.

•

One-time Stock Based Compensation costs of $2,358,950 were realized for a total 32,550,000 shares that we issued.

•

10,000,000 shares were issued to each of the CEO and COO who were appointed on June 19, 2015 under the terms of their Executive Employment Agreements (attached as Exhibits 10.9 and 10.10, respectively, to the Form 8-K filed by the company on June 15, 2015);

•

12,500,000 shares to CGPM, LLC under the terms of the Consulting Agreement between the Company and CGPM (attached as Exhibit 10.8 to the Form 8-K filed by the company on May 7, 2015) and 50,000 shares issued in settlement of a claim for legal services.

•

We also issued 40,000,000 shares to Champion Toronto in partial payment for services rendered under the Services Agreement in place between the Company and Champion Toronto and recognized a loss of $2,580,000 which was the difference between the market price of the shares and the deemed value of $0.005 per share.

Other expenses for the nine months ended September 30, 2016 were $51,608 for accounting, legal, filing and investment banking fees, $285,000 for deferred salaries, $13,311 to identify and evaluate acquisition prospects and $215,690 for fees due under the Services Agreement between the Company and Champion Toronto. The corresponding expenses for the nine months ended September 30, 2015 were $54,927 for accounting, legal and filing fees, $110,833 for deferred salaries, $29,177 to identify and evaluate acquisition prospects and $629,230 for fees due under the Services Agreement between the Company and Champion Toronto. The lower expense for the fees payable to Champion Toronto for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 were due to an amendment to the Services Agreement that came into effect on June 19, 2015 and was attached as Exhibit 10.13 to the Form 8-K filed by the company on June 15, 2015. As a result of the incumbent CEO and COO resigning to accommodate the appointment of the current CEO and COO, the fee structure was changed so that any fees paid to Champion Toronto for the resigned executives were at a hourly rate for any services rendered rather than a fixed amount. This has resulted in lower fees being accrued by Champion Toronto.

Liquidity and Capital Resources

Cash and cash equivalents at September 30, 2016 were $5,287 compared to $27,764 as of December 31, 2015. As of September 30, 2016 we had stockholders’ deficit of $2,558,965 compared to $1,989,534 for the year ended December 31, 2015.

No warrants or options have been issued as September 30, 2016.

We are actively looking for either equity and/or debt financing to settle our current and future liabilities and to accomplish our business plans but there is no assurance that we will be able to do so.

Commitments

We do not have any commitments which are required to be disclosed as of September 30, 2016.

Off-Balance Sheet Arrangements

As of September 30, 2016, we are not aware of any off-balance sheet transactions requiring disclosure.

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

Changes in Internal Controls

During the quarter ended September 30, 2016, there have been no significant changes in the Company’s internal controls as such term defined in Rules 13a-15(f) and 15(d)-15(f) promulgated under the 34 Act or in other factors that could significantly affect these controls as of the end of the period covered by the report and up to the filing date of this Quarterly Report on Form 10-Q. It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

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

ITEM 1A. RISK FACTORS.

The following risk factors and other information included in this Annual Report on Form 10-Q should be carefully considered. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business We refer you to our the cautionary statements regarding forward-looking statements set forth in Management’s Discussion and Analysis of Financial Condition and Results of Operations which identifies certain forward-looking statements contained in this report that are qualified by these risk factors. If any of the following risks occur, our business, financial condition, results of operations and future growth prospects could be materially and adversely affected.

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

Our Board of Directors has authority, without action or vote of our shareholders, to issue all or a part of our authorized but unissued shares. Our certificate of incorporation, as amended, authorizes the issuance of up to 500,000,000 shares. As of date of this report on Form 10-Q, there were 121,813,500 shares of our common stock outstanding. Although we have no commitments as of the date of this report to issue additional securities, we may issue a substantial number of additional shares of our common stock or debt securities to complete a business combination or to raise capital. Such stock issuances could be made at a price that reflects a discount or a premium from the then-current trading price of our common stock. In addition, in order to raise capital, we may need to issue securities that are convertible into or exchangeable for a significant amount of our common stock. These issuances would dilute your percentage ownership interest, which would have the effect of reducing your influence on matters on which our shareholders vote, and might dilute the book value of our common stock. You may incur additional dilution if holders of stock options and warrants, whether currently outstanding or subsequently granted, exercise their options or warrants to purchase shares of our common stock.

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

Champion Pain Care Corporation

Date: November 17, 2016	By:	/s/ Garland A. Brown, Jr.
CEO &Director

Date: November 17, 2016	By:	/s/ Terrance Owen
CFO & Director